Form 10-Q
period 1995-03-31
SUMMIT TECHNOLOGY INC
filed 1995-05-12
CIK 813902

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:                    March 31, 1995
                                  ---------------------------------------------

Commission File Number:           0-16937
                            ---------------------------------------------------

                           Summit Technology, Inc.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                    04-2897945
- - -------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


         21 Hickory Drive             Waltham,     MA         02154
- - ---------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

                                 617-890-1234
- - ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X]  Yes   [ ]  No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

On March 31, 1995, 16,815,051 shares of common stock, par value $0.01 per share were outstanding.

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                            MARCH 31,         DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                       1995                1994
- - -------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)         (AUDITED)
ASSETS

    Current assets:
         Cash and cash equivalents                                                    $   7,847          $    8,656
         Short-term investments                                                           7,820               8,495
         Accounts receivable, net                                                         7,766               9,535
         Inventories, net                                                                 8,233               7,028
         Prepaid expenses and other current assets                                        1,463               1,079
         Notes receivable from officers                                                     677                 665
                                                                                      ---------          ----------
             Total current assets                                                        33,806              35,458
                                                                                      ---------          ----------

    Property and equipment, net                                                           6,448               6,398
    Patents, net                                                                          6,894               6,925
    Other assets                                                                          2,336               2,386
                                                                                      ---------          ----------
             Total assets                                                             $  49,484          $   51,167
                                                                                      =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
         Accounts payable                                                             $   2,057          $    2,749
         Accrued expenses                                                                 5,527               5,860
         Current maturities of capital lease obligations                                    417                 516
         Deferred revenue                                                                 3,914               2,982
                                                                                      ---------          ----------
             Total current liabilities                                                   11,915              12,107

    Capital lease obligations, less current maturities                                    1,367               1,177

    Stockholders' equity:
    Common stock, $.01 par value. Authorized 60,000,000 shares;
         Issued 16,816,519 in 1995 and 16,790,065 shares in 1994                            168                 168
    Additional paid-in capital                                                           68,082              67,760
    Accumulated deficit                                                                 (31,995)            (30,002)
                                                                                      ---------          ----------
                                                                                         36,255              37,926
    Treasury stock, at cost, 1,468 shares in 1995 and 1,166 shares in 1994                  (53)                (43)
                                                                                      ---------          ----------
             Total stockholders' equity                                                  36,202              37,883
                                                                                      ---------          ----------
         Total liabilities and stockholders' equity                                   $  49,484          $   51,167
                                                                                      =========          ==========

See accompanying notes to consolidated financial statements.

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                               THREE MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS                                 ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)               1995                1994
- - --------------------------------------------------------------------------------------------
Net revenues                                                   $   7,107          $    3,662
Cost of revenues                                                   4,726               3,128
                                                               ---------          ----------

         Gross profit                                              2,381                 534

Operating expenses                                                 4,568               4,814
                                                               ---------          ----------

         Operating loss                                            2,187               4,280

Other Income                                                         194                  62
                                                               ---------          ----------

         Net loss                                              $   1,993          $    4,218
                                                               =========          ==========

Net loss per share                                             $     .12          $      .26
                                                               =========          ==========

Weighted average number of common
shares and common share
equivalents outstanding                                           16,801              16,338
                                                               =========          ==========



See accompanying notes to consolidated financial statements.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                               THREE MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS                                 ENDED MARCH 31,
(IN THOUSANDS;  UNAUDITED)                                        1995               1994
- - --------------------------------------------------------------------------------------------
     Cash flows used by operating activities:
     Net loss                                                  $  (1,993)         $   (4,218)
     Adjustments to reconcile net loss to
         net cash used by operating activities:
             Depreciation and amortization                           612                 513
             Bad debt expense (recovery)                             (75)                 60
         Changes in operating assets and liabilities:
             Accounts receivable, net                              1,844               4,615
             Inventories                                          (1,204)             (1,008)
             Prepaid expenses and other current assets              (397)               (242)
             Accounts payable                                       (692)                229
             Accrued expenses                                       (333)                 53
             Deferred revenue                                        932                  (6)
                                                               ---------          ----------

     Net cash used by operating activities                        (1,306)                 (4)
                                                               ---------          ----------

     Cash flows from investing activities:
     Decrease (increase) in short-term investments                   674                 (93)
     Additions to property and equipment                            (398)               (297)
     Change in other assets                                          (43)                156
     Issuance of note receivable to officer                            -                (100)
                                                               ---------          ----------

     Net cash provided (used) by investing activities                233                (334)
                                                               ---------          ----------


     Cash flows from financing activities:
     Repayments of capital lease obligations                        (185)               (126)
     Proceeds from capital lease obligations                         136
                                                                                          --
     Proceeds from exercise of stock options                         313                  89
                                                               ---------          ----------
     Net cash provided (used) by financing activities                264                 (37)
                                                               ---------          ----------

     Decrease in cash and cash equivalents                          (809)               (375)

     Cash and cash equivalents at beginning of period              8,656               2,819
                                                               ---------          ----------

     Cash and cash equivalents at end of period                $   7,847          $    2,444
                                                               =========          ==========



     See accompanying notes to consolidated financial statements.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

(1)      Nature of Business
         Summit Technology, Inc. (the "Company") (NASDAQ symbol BEAM) designs, manufactures and markets ophthalmic laser systems for the treatment of vision disorders such as nearsightedness, farsightedness, astigmatism, glaucoma and certain corneal irregularities due to disease or injury. In addition, the Company through its wholly-owned subsidiary, RCII, owns and operates three outpatient centers in the United Kingdom.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation
         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

         The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

         Loss Per Share
         Loss per share is computed based on the weighted average number of common shares outstanding.

(3)      Inventories (in thousands)
         Inventories consist of the following:

                                                              March 31,               December 31,
                                                                1995                      1994
                                                                ----                      ----
         Raw materials and
           subassemblies (net)                             $       4,130             $      4,370
         Work in process                                           2,585                    1,815
         Finished goods                                            1,518                      843
                                                           -------------             ------------

                                                           $       8,233             $      7,028
                                                           =============             ============

(4)      Reclassifications
         Certain reclassifications were made to the 1994 Consolidated Financial Statements to conform to the 1995 presentation.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------


(5)      Contingencies

         Patents and Royalties
         There are a number of United States patents covering methods and apparatus for performing corneal surgery with excimer lasers, including several owned by the Company and VISX Incorporated ("VISX") (one of the Company's competitors), which have been exclusively licensed to Pillar Point Partners, a partnership owned jointly by the Company and VISX. All U.S. patents now or hereafter granted to the Company or VISX which could preclude either company from making, using, or selling in the U.S. its excimer laser corneal surgery systems as designed on June 3, 1992, have been or are required to be exclusively licensed to Pillar Point Partners.

         There are also several foreign patents covering apparatus for performing excimer laser corneal surgery, including patents or patent rights held by the Company, VISX, and others. If the foreign patents held by VISX and others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of certain of the Company's excimer-based products manufactured or sold abroad.

         Further, the Company believes that Sunrise Technologies, Inc. holds U.S. patents covering methods and apparatus, and has submitted European patent applications covering apparatus, for performing Laser Thermokeratoplasty and for certain specific methods of performing Laser Sclerostomy with a holmium laser. Although the Company has not sought or received an opinion of counsel, the Company believes, based on due inquiry, that its Holmium Laser System either does not infringe or that it has valid defenses against the patents of Sunrise Technologies, Inc.

         There can be no assurance that patent infringement claims in the U.S. or in other countries will not be asserted against the Company by VISX (limited in the U.S. to technology not included in Pillar Point Partners) or others, or, if asserted, that the Company will be successful in defending against such claims. In the event one of the Company's products is adjudged to infringe patents of others with the likely consequence of a damage award, the Company and its customers may be enjoined from using and selling such products or be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered, the Company might be required to redesign those aspects of the products held to infringe so as to avoid infringement. Any redesign efforts undertaken by the Company might be expensive and could necessitate FDA review. Furthermore, they could delay the re-introduction of the Company's products into certain markets, or may be so significant as to be impractical.

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company derives revenues primarily from sales of laser systems, and to a substantially lesser extent from service, single-use products, physician education programs, and outpatient center fees. The Company's laser workstation is available with an excimer laser system ("Excimer System") or with a holmium laser system ("Holmium System") or both ("Combo System"). In June 1992, the FDA cleared the Holmium System for commercial sale in the U.S. for the treatment of the symptoms of glaucoma. On March 10, 1995, the FDA approved the Company's PreMarket Approval application ("PMA") to market and sell commercially its Excimer System in the U.S. for Phototherapeutic Keratectomy ("PTK"). PTK is a therapeutic procedure for treatment of certain corneal pathologies such as corneal opacities, growths and scars, which can interfere with vision. In addition, the Company sells Excimer Systems and Combo Systems outside the U.S. in countries that have approved these devices for commercial sale. As part of its strategy to participate in all major facets of the market for laser treatment of vision disorders, the Company owns and operates three outpatient centers in the United Kingdom. The Company intends to open similar centers in the U.S. if and when it receives FDA approval for Photorefractive Keratectomy ("PRK") to treat nearsightedness which will require additional expenditures.

On October 20, 1994, the FDA Ophthalmic Advisory Panel recommended conditional approval of the Company's PMA application to market and sell commercially its Excimer System in the U.S. for PRK to treat nearsightedness. The recommendation was subject to several conditions regarding labeling, post-approval follow-up, and additional data collection on patients already treated in the Phase III trials. On December 12, 1994, the Company received a post-panel letter from the FDA clarifying additional data required to complete its evaluation of Summit's PMA application to market and sell commercially its Excimer System for performing PRK. On February 17, 1995, the Company submitted to the FDA all clinical data requested in the post-panel letter. The Company believes that the submitted data satisfies the criteria outlined in the post-panel letter.

The Company's long-term success remains dependent upon its receiving approval from the FDA to market and sell its Excimer Systems in the U.S. for performing PRK and the absence of such FDA approval will continue to be an impediment to sales. FDA approval for PRK, if granted, is not expected before late 1995.

In light of the risks associated with the Company's business and, in particular, the FDA approval process, historical financial performance should not be considered as a reliable indicator of future performance, and past financial trends are not necessarily indicative of results or trends in future periods. In addition, the Company's manufacturing and research and development departments often combine efforts related to the ongoing development of the Company's laser systems and erodible masks. This blended effort makes the classification of manufacturing and research and development expenses and consequently gross profit analysis difficult. The Company's current gross profit should, therefore, not be considered predictive of future trends.

RESULTS OF OPERATIONS
1995 as Compared with 1994

Revenues

Revenues for the three months ended March 31, 1995 increased 94.1% to $7.1 million from $3.7 million for the three months ended March 31 1994. The increase was primarily attributable to higher U.S. sales of the Company's Excimer System, and to a substantially lesser extent, increases in service revenues and revenues from the Company's outpatient centers. The Company's upgrade program continued to impact the Company's average selling price as early versions of its laser systems were exchanged, on a limited basis, for new Excimer Systems at reduced prices.

Regulatory delays in the U.S. will continue to negatively impact the Company's revenues in 1995. In addition, increased competition in international markets, a long sales cycle and the absence of a significant backlog may make quarterly revenues unpredictable.

Cost of revenues

Cost of revenues for the three months ended March 31, 1995 as a percentage of revenues decreased to 66.5% from 85.4% for the three months ended March 31, 1994. The decrease was primarily attributable to the absorption of fixed overheads over higher sales volumes. This decrease was offset by increases in costs incurred for product upgrades and revisions, and to a substantially lesser extent costs related to the development of the erodible mask. The Company recognizes a lower gross margin percentage on Holmium System to Combo System upgrades than on new sales of laser systems and expects this trend to continue as it satisfies orders for these upgrades which have increased significantly in the second quarter of 1995 and will continue at least through the remainder of 1995.


OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1995 decreased 5.1% to $4.6 million from $4.8 million for the three months ended March 31, 1994. Operating expenses for the three months ended March 31, 1995 as a percentage of revenues decreased 66.7% to 64.3% from 131% for the three months ended March 31, 1994. The decrease was primarily attributable to lower commissions paid to independent sales representatives.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external financing. As of March 31, 1995, the Company's cash, cash equivalent balances and short-term investments decreased $1.5 million to $15.7 million from $17.2 million as of December 31, 1994. The net loss of $2.0 million was offset by depreciation and amortization of $.6 million and reductions in accounts receivable of $1.8 million. These increases in working capital were offset in part by increases in inventories of $1.2 million.

Cash provided by investing activities of $.2 million resulted primarily from a decrease of $.7 million in short term investments which was offset in part by additions to property and equipment of $.4 million.

Cash provided by financing activities of $.3 million resulted primarily from proceeds from the exercise of stock options of $.3 million.

The Company has a $3.0 million leasing facility for capital asset purchases in the U.S. and the U.K. for up to five years. At March 31, 1995 the Company had $ 1.5 million of borrowings under this facility. In March 1995, the Company received a renewal of its working capital line of credit agreement. The agreement expires in March of 1996. The line of credit agreement allows the Company to borrow up to $8.0 million against eligible accounts receivable at LIBOR plus 150 basis points or prime per annum. At March 31, 1995 the Company had no borrowings under this facility.

In light of the effect of FDA and other regulatory requirements on the Company's sales, the costs that the Company is incurring in pursuit and anticipation of FDA approval, as well as development costs of its outpatient centers, the Company expects that it will continue to incur losses until it is permitted by the FDA, if ever, to sell Excimer Systems in the U.S. to perform PRK and broad market acceptance occurs. Future expansion of the outpatient centers will require external financing. If demand for the Company's product does not increase or if the Company experiences any substantial delay in the approval process for PRK, the Company will be required to adjust operations in light of its current liquidity and capital resources, and to seek additional financing. There can be no assurance that the Company will be able to obtain such financing, or that the financing would be available on terms favorable to the Company.


Part II  Other Information

Item 1.  Legal Proceedings

         On July 1, 1994, the Company filed suit against Herbert Schwind GmbH & Co. and related parties in the Landgerliht of Dusseldorf, Germany seeking damages and injunctive relief for infringement of one of the Company's patents by Schwind's ophthalmic excimer laser system. A hearing is scheduled in June 1995.

         On September 30, 1994, the Company filed suit against Technolas Laser Technik GMBH and related parties in the Landgerliht of Dusseldorf, Germany seeking damages and injunctive relief for infringement of one of the Company's patents by Technolas' ophthalmic excimer laser system. A hearing is scheduled in June 1995.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits.

             None

         b.  Reports on Form 8-K.

             None

                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SUMMIT TECHNOLOGY, INC.




Date:                           By:  /s/ David F. Muller
       ----------------------        ------------------------------------------
                                     David F. Muller, Ph.D.
                                     President and Chairman of the Board




Date:                           By:  /s/ Rajiv Bhatt
       ----------------------        -----------------------------------------
                                     Rajiv Bhatt
                                     Executive Vice President, Chief Financial
                                     Officer