Form 10-Q
period 1995-06-30
SUMMIT TECHNOLOGY INC
filed 1995-08-11
CIK 813902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:                    June 30, 1995
                                  ----------------------------------------------

Commission File Number:       0-16937
                         -------------------------------------------------------

                           Summit Technology, Inc.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

  Massachusetts                                              04-2897945
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

     21 Hickory Drive                   Waltham,  MA            02154
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

                                 617-890-1234
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                     N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [ X ]  Yes     [   ]  No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

On June 30, 1995, 16,821,013 shares of common stock, par value $0.01 per share were outstanding.

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                                     JUNE 30,       DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                               1995             1994
- -----------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)       (AUDITED)
ASSETS

     Current assets:
       Cash and cash equivalents                                                $  4,902        $  8,656
       Short-term investments                                                      6,219           8,495
       Accounts receivable, net                                                   10,041           9,535
       Inventories, net                                                            8,323           7,028
       Prepaid expenses and other current assets                                   1,868           1,079
       Notes receivable from officers                                                689             665
                                                                                --------        --------
          Total current assets                                                    32,042          35,458
                                                                                --------        --------

     Property and equipment, net                                                   6,598           6,398
     Patents, net                                                                  6,852           6,925
     Other assets                                                                  2,534           2,386
                                                                                --------        --------
          Total assets                                                          $ 48,026        $ 51,167
                                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                                                         $  2,485        $  2,749
       Accrued expenses                                                            5,549           5,860
       Current maturities of capital lease obligations                               452             516
       Deferred revenue                                                            4,029           2,982
                                                                                --------        --------
          Total current liabilities                                               12,515          12,107

     Capital lease obligations, less current maturities                            1,228           1,177

     Stockholders' equity:
     Common stock, $.01 par value. Authorized 60,000,000 shares;
       Issued 16,823,994 in 1995 and 16,790,065 shares in 1994                       168             168
     Additional paid-in capital                                                   68,194          67,760
     Accumulated deficit                                                         (33,973)        (30,002)
                                                                                --------        --------
                                                                                  34,389          37,926
     Treasury stock, at cost, 2,981 shares in 1995 and 1,166 shares in 1994         (106)            (43)
                                                                                --------        --------
          Total stockholders' equity                                              34,283          37,883
                                                                                --------        --------
          Total liabilities and stockholders' equity                            $ 48,026        $ 51,167
                                                                                ========        ========

See accompanying notes to consolidated financial statements.

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                      THREE MONTHS                     SIX MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS                        ENDED JUNE 30,                  ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS;  UNAUDITED)     1995             1994            1995            1994
- ---------------------------------------------------------------------------------------------------------------
        Net revenues                                    $ 9,261         $ 5,862         $16,368         $ 9,524
        Cost of revenues                                  6,523           4,736          11,249           7,864
                                                        -------         -------         -------         -------

             Gross profit                                 2,738           1,126           5,119           1,660

        Operating expenses                                4,857           5,455           9,424          10,269
                                                        -------         -------         -------         -------

             Operating loss                              (2,119)         (4,329)         (4,305)         (8,609)

        Other Income                                        141              57             334             119
                                                        -------         -------         -------         -------

             Net loss                                   $(1,978)        $(4,272)        $(3,971)        $(8,490)
                                                        =======         =======         =======         =======

        Net loss per share                              $  (.12)        $  (.26)        $  (.24)        $  (.52)
                                                        =======         =======         =======         =======


        Weighted average number of common
        shares and common share
        equivalents outstanding                          16,819          16,360          16,809          16,349
                                                        =======         =======         =======         =======

See accompanying notes to consolidated financial statements.

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                               SIX MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS                                 ENDED JUNE 30,
(IN THOUSANDS;  UNAUDITED)                                         1995           1994
- ----------------------------------------------------------------------------------------
       Cash flows used by operating activities:
       Net loss                                                 $(3,971)        $(8,490)
       Adjustments to reconcile net loss to
          net cash used by operating activities:
             Depreciation and amortization                        1,252           1,087
          Changes in operating assets and liabilities:
             Accounts receivable, net                              (506)          5,014
             Inventories                                         (1,295)            (51)
             Prepaid expenses and other current assets             (813)            (19)
             Accounts payable                                      (265)           (295)
             Accrued expenses                                      (311)            404
             Deferred revenue                                     1,047            (293)
                                                                -------         -------

       Net cash used by operating activities                     (4,862)         (2,643)
                                                                -------         -------

       Cash flows from investing activities:
       Decrease in short-term investments                         2,276           1,842
       Additions to property and equipment                       (1,057)           (200)
       Change in other assets                                      (329)              -
       Note receivable to officer                                     -            (100)
                                                                -------         -------

       Net cash provided (used) by investing activities             890           1,542
                                                                -------         -------


       Cash flows from financing activities:
       Repayments of capital lease obligations                     (289)           (284)
       Proceeds from capital lease obligations                      136           1,279
       Increase in short-term bank debt                               -           1,000
       Proceeds from exercise of stock options                      371             155
                                                                -------         -------
       Net cash provided by financing activities                    218           2,150
                                                                -------         -------

       Decrease (increase) in cash and cash equivalents          (3,754)          1,049

       Cash and cash equivalents at beginning of period           8,656           2,819
                                                                -------         -------

       Cash and cash equivalents at end of period               $ 4,902         $ 3,869
                                                                =======         =======

  See accompanying notes to consolidated financial statements.

PART I:        FINANCIAL INFORMATION
ITEM 1:        FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

(1)  Nature of Business
     ------------------
     Summit Technology, Inc. (the "Company") (NASDAQ symbol BEAM) designs, manufactures and markets ophthalmic laser systems for the treatment of vision disorders such as nearsightedness, farsightedness, astigmatism, glaucoma and certain corneal irregularities. In addition, the Company through its wholly-owned subsidiary, Refractive Centers International, Inc., owns and operates three outpatient centers in the United Kingdom.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries as of June 30, 1995 and the results of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     Loss Per Share
     --------------
     Loss per share is computed based on the weighted average number of common shares outstanding.

(3)  Inventories (in thousands)
     --------------------------
     Inventories consist of the following:
                               June 30,       December 31,
                                 1995            1994
                                 ----            ----
     Raw materials and
       subassemblies (net)      $4,798          $4,370
     Work in process             2,267           1,815
     Finished goods              1,258             843
                                ------          ------

                                $8,323          $7,028
                                ======          ======

(4)  Reclassifications
     -----------------
     Certain reclassifications were made to the 1994 consolidated financial statements to conform to the 1995 presentation.

PART I:        FINANCIAL INFORMATION
ITEM 1:        FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

 (5) Contingencies
     -------------

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

     In July, 1995 VISX asserted that the Company's excimer laser system infringed certain Canadian patents held by VISX and demanded damages for past infringement as well as on-going royalties. The Company is currently evaluating VISX's assertions. The Company does not consider the Canadian market to be material to its long term business prospects.

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

PART I:        FINANCIAL INFORMATION
ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


     The Company derives revenues primarily from sales of laser systems, and to a substantially lesser extent from service, single-use products, physician education programs, and outpatient center fees. The Company's laser workstation is available with an excimer laser system ("Excimer System") or with a holmium laser system ("Holmium System") or both ("Combo System").
     In June 1992, the FDA approved the Holmium System for commercial sale in the U.S. for the treatment of the symptoms of glaucoma. On March 10, 1995, the FDA approved the Company's PreMarket Approval ("PMA") application to market and sell commercially its Excimer System in the U.S. for Phototherapeutic Keratectomy ("PTK"). PTK is a therapeutic procedure for treatment of certain corneal pathologies such as corneal opacities, growths and scars, which can interfere with vision. In addition, the Company sells Excimer Systems and Combo Systems outside the U.S. in countries that have approved these devices for commercial sale. As part of its strategy to participate in all major facets of the market for laser treatment of vision disorders, the Company owns and operates three outpatient centers in the United Kingdom. The Company intends to open similar centers in the U.S. if and when it receives FDA approval for Laser Vision Correction ("LVC"), known medically as Photorefractive Keratectomy ("PRK") to treat nearsightedness.

     On October 20, 1994, the FDA Ophthalmic Advisory Panel recommended conditional approval of the Company's PMA application to market and sell commercially its Excimer System in the U.S. for LVC to treat nearsightedness. The recommendation was subject to several conditions regarding labeling, post-approval follow-up, and additional data collection on patients already treated in the Phase III trials. On December 12, 1994, the Company received a post-panel letter from the FDA clarifying additional data required to complete its evaluation of Summit's PMA application to market and sell commercially its Excimer System for performing LVC. On February 17, 1995, the Company submitted to the FDA all clinical data requested in the post-panel letter. The Company believes that the submitted data satisfies the criteria outlined in the post-panel letter. The Company has not received approval for this PMA application and there can be no assurance that such approval will be obtained.

     The Company's long-term success remains dependent upon its receiving approval from the FDA to market and sell its Excimer Systems in the U.S. for performing LVC and the absence of such FDA approval will continue to be an impediment to sales. FDA approval for LVC, if granted, is not expected before late 1995.

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

PART I:        FINANCIAL INFORMATION
ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

     RESULTS OF OPERATIONS
     ---------------------
     1995 as Compared with 1994
     --------------------------

     Revenues

     Revenues for the three months ended June 30, 1995 increased 58.0% to $9.3 million from $5.9 million for the three months ended June 30, 1994. Revenues for the six months ended June 30, 1995 increased 71.9% to $16.4 million from $9.5 million for the six months ended June 30, 1994.
     The increases were primarily attributable to higher sales of laser systems in the U.S. and product upgrade revenue.

     Regulatory delays in the U.S. will continue to negatively impact the Company's revenues. In addition, increased competition in international markets, a long sales cycle and the absence of a significant backlog may make quarterly revenues unpredictable.

     Cost of revenues

     Cost of revenues as a percentage of revenues for the three months ended June 30, 1995 decreased to 70.4% from 80.8% for the three months ended June 30, 1994. Cost of revenues as a percentage of revenues for the six months ended June 30, 1995 decreased to 68.7% from 82.6% for the six months ended June 30, 1994. The decrease was primarily attributable to the absorption of fixed overheads over higher sales volumes. This decrease was offset by increases in costs incurred for product upgrades and revisions, and to a substantially lesser extent costs related to the development of the erodible mask. The Company recognizes a lower gross margin percentage on upgrades than on new sales of laser systems and expects this trend to continue as it satisfies orders for these upgrades which have increased significantly in the second quarter of 1995 and will continue at least through the remainder of 1995.


     Operating Expenses

     Operating expenses for the three months ended June 30, 1995 decreased 11.0% to $4.9 million from $5.5 million for the three months ended June 30, 1994. Operating expenses for the six months ended June 30, 1995 decreased 8.2% to $9.4 million from $10.3 million for the six months ended June 30, 1994. Operating expenses for the three months ended June 30, 1995 as a percentage of revenues decreased to 52.4% from 93.1% for the three months ended June 30, 1994. Operating expenses for the six months ended June 30, 1995 as a percentage of revenues decreased to 57.6% from 107.8% for the six months ended June 30, 1994. The decrease was primarily attributable to lower commissions paid to independent sales representatives.

     Net Loss

     The net loss for the three months ended June 30, 1995 decreased 53.7% to $2.0 million from $4.3 million for the three months ended June 30, 1994. The net loss related to outpatient clinics was $0.9 million for the three months ended June 30, 1995 and $0.7 million for the three months ended June 30, 1994. The net loss of the six months ended June 30, 1995 decreased 53.2% to $4.0 million from $8.5 million for the six months ended June 30, 1994. The net loss related to outpatient clinics was $1.7 million for the six months ended June 30, 1995 and $1.5 million for the six months ended June 30, 1994.

PART I:        FINANCIAL INFORMATION
ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        The Company's liquidity requirements have been met through external financing. As of June 30, 1995, the Company's cash, cash equivalent balances and short-term investments decreased $6.1 million to $11.1 million from $17.2 million as of December 31, 1994. The net loss of $4.0 million for the six month period ended June 30, 1995 was offset by depreciation and amortization of $1.3 million and an increase in deferred revenue of $1.0 million. Accounts receivable and inventories increased $0.5 million and $1.3 million, respectively.

        Cash provided by investing activities of $0.9 million resulted primarily from a decrease of $2.3 million in short term investments which was offset in part by additions to property and equipment of $1.1 million.

        Cash provided by financing activities of $0.2 million resulted from proceeds from the exercise of stock options of $0.4 million offset in part by repayments of capital lease obligations of $0.3 million.

        The Company has a $3.0 million leasing facility for capital asset purchases in the U.S. and the U.K. for up to five years. At June 30, 1995 the Company had $1.5 million of borrowings under this facility. In March 1995, the Company received a renewal of its working capital line of credit agreement. The agreement expires in March of 1996. The line of credit agreement allows the Company to borrow up to $8.0 million against eligible accounts receivable at LIBOR plus 150 basis points or Prime Rate per annum. At June 30, 1995 the Company had no borrowings under this facility.

        In light of the effect of FDA and other regulatory requirements on the Company's sales, the costs that the Company is incurring in pursuit and anticipation of FDA approval, as well as development costs of its outpatient centers, the Company expects that it will continue to incur losses until it is permitted by the FDA, if ever, to sell Excimer Systems in the U.S. to perform LVC and broad market acceptance occurs. Future expansion of the outpatient centers will require external financing and the Company is currently exploring alternatives. If demand for the Company's product does not increase or if the Company experiences any substantial delay in the approval process for LVC, the Company will be required to adjust operations in light of its current liquidity and capital resources, and to seek additional financing.
        There can be no assurance that the Company will not experience such delays or that it will be able to obtain such financing at all or on terms favorable to the Company.

PART II:        OTHER INFORMATION

        Item 1. Legal Proceedings
                -----------------

                On July 1, 1994, the Company filed suit against Herbert Schwind GmbH & Co. and related parties in the Landgerliht of DYsseldorf, Germany seeking damages and injunctive relief for infringement of one of the Company's patents by Schwind's ophthalmic excimer laser system.

PART II:       OTHER INFORMATION
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


        On September 30, 1994, the Company filed suit against Technolas Laser Technik GMBH and related parties in the Landgerliht of Dusseldorf, Germany seeking damages and injunctive relief for infringement of one of the Company's patents by Technolas' ophthalmic excimer laser system.

        In August, 1995 the court determined that the Schwind Keratom ophthalmic excimer laser system (distributed by Coherent) and the Chiron Technolas Keracor 116 ophthalmic excimer laser system (distributed by Chiron) infringe the Company's patent. The court ordered Chiron/Technolas and Schwind to pay damages to Summit for past infringements as well as 90% of court costs and attorney's fees.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The following matters were approved at the Company's annual meeting held on May 25, 1994:

        Proposal 1.    Jeffrey A. Bernfeld and Richard M. Traskos were
                       reelected to the Board of Directors for three year terms. David F. Muller, Richard F. Miller and John A.
                       Norris were renamed as Directors of the Company.

        Proposal 2.    An additional 250,000 shares were authorized and
                       reserved under the 1987 Stock Option Plan.

        The following table summarizes the election results:
                                            For    Against or Withheld   Not Voting
                                            ---    -------------------   ----------
        Proposal 1

                Jeffrey A. Bernfeld     15,985,555        128,434         700,262
                Richard M. Traskos      15,987,788        126,201         700,262

        Proposal 2                      14,780,220      1,306,719         727,312


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.   Exhibits.
             ---------

             None

        b.   Reports on Form 8-K.
             --------------------

             None

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SUMMIT TECHNOLOGY, INC.




Date:                      By: /s/ David F. Muller
      ------------------       --------------------------------------------
                               David F. Muller, Ph.D.
                               President and Chairman of the Board




Date:                      By: /s/ Rajiv Bhatt
      ------------------       --------------------------------------------
                               Rajiv Bhatt
                               Executive Vice President, Chief Financial Officer