Form 10-Q
period 1995-09-30
SUMMIT TECHNOLOGY INC
filed 1995-11-15
CIK 813902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:         September 30, 1995
                                ------------------------------------------------
Commission File Number:            0-16937
                        -------------------------------------------------------

                            Summit Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Massachusetts                                          04-2897945
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

       21 Hickory Drive         Waltham, MA                     02154
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                  617-890-1234
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                     N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ]  Yes[   ]  No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

On September 30, 1995, 16,847,378 shares of common stock, par value $.01 per share were outstanding.

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES        SEPTEMBER 30, 1995
CONSOLIDATED BALANCE SHEETS                                     PROFORMA     SEPTEMBER 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)              (NOTE 6)         1995            1994
---------------------------------------------------------------------------------------------------------
ASSETS

   Current assets:
     Cash and cash equivalents                                  $ 105,107      $  4,742        $  8,656
     Short-term investments                                         1,935         1,935           8,495
     Restricted cash                                                1,497         1,497               -
     Accounts receivable, net                                      14,790        14,790           9,535
     Inventories, net                                               7,307         7,307           7,028
     Prepaid expenses and other current assets                      1,659         1,659           1,079
     Notes receivable from officers                                   591           591             665
                                                                ---------      --------        --------
       Total current assets                                       132,886        32,521          35,458
                                                                ---------      --------        --------

   Property and equipment, net                                      6,828         6,828           6,398
   Patents, net                                                     6,825         6,825           6,925
   Other assets                                                     3,215         3,215           2,386
                                                                ---------      --------        --------
       Total assets                                             $ 149,754      $ 49,389        $ 51,167
                                                                =========      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                           $   2,116      $  2,116        $  2,749
     Accrued expenses                                               6,856         6,856           5,860
     Current maturities of capital lease obligations                  441           441             516
     Deferred revenue                                               3,733         3,733           2,982
                                                                ---------      --------        --------
       Total current liabilities                                   13,146        13,146          12,107

   Capital lease obligations, less current maturities               1,101         1,101           1,177

   Stockholders' equity:
   Common stock, $.01 par value. Authorized 60,000,000
    shares;  Issued 19,380,823 proforma, 16,850,823 in
    1995 and 16,790,065 shares in 1994                                194           169             168
   Additional paid-in capital                                     169,141        68,801          67,760
   Accumulated deficit                                            (33,700)      (33,700)        (30,002)
                                                                ---------      --------        --------
                                                                  135,635        35,270          37,926
   Treasury stock, at cost, 3,445 shares in 1995 and 1,166
     shares in 1994                                                 (128)         (128)             (43)
                                                                ---------      --------        --------
       Total stockholders' equity                                 135,507        35,142          37,883
                                                                ---------      --------        --------
       Total liabilities and stockholders' equity               $ 149,754      $ 49,389        $ 51,167
                                                                =========      ========        ========

See accompanying notes to consolidated financial statements.

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                     THREE MONTHS                NINE MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS                     ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS;  UNAUDITED)     1995             1994        1995           1994
----------------------------------------------------------------------------------------------------------
Net revenues                                           $13,808          $ 6,498     $30,175       $ 16,021
Cost of revenues                                         8,261            4,548      19,510         12,413
                                                       -------          -------     -------       --------

        Gross profit                                     5,547            1,950      10,665          3,608

Operating expenses                                       5,355            5,164      14,780         15,458
                                                       -------          -------     -------       --------

        Operating income (loss)                            192           (3,214)     (4,115)       (11,850)

Other Income                                                81               23         417            169
                                                       -------          -------     -------       --------

        Net income (loss)                              $   273          $(3,191)    $(3,698)      $(11,681)
                                                       =======          ========    ========      ========

Net income (loss) per share                            $   .02          $  (.19)    $  (.22)      $   (.71)
                                                       =======          ========    ========      ========

Weighted average number of common
shares and common share
equivalents outstanding                                 17,093           16,368      16,818         16,355
                                                       =======          =======     =======       ========


 See accompanying notes to consolidated financial statements.

PART I:          FINANCIAL INFORMATION
ITEM 1:          FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                                              NINE MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS                                              ENDED SEPTEMBER 30,
(IN THOUSANDS;  UNAUDITED)                                                       1995                 1994
-----------------------------------------------------------------------------------------------------------
     Cash flows used by operating activities:
     Net loss                                                                 $(3,698)              $(11,681)
     Adjustments to reconcile net loss to
         net cash used by operating activities:
         Depreciation and amortization                                          1,921                  1,669
         Changes in operating assets and liabilities:
                Accounts receivable, net                                       (5,255)                 4,404
                Restricted cash                                                (1,497)                     -
                Inventories, net                                                 (384)                   741
                Prepaid expenses and other current assets                        (580)                    19
                Accounts payable                                                 (634)                   690
                Accrued expenses                                                  996                    271
                Deferred revenue                                                  751                     64
                                                                              -------               --------

     Net cash used by operating activities                                     (8,380)                (3,823)
                                                                              -------               --------

     Cash flows from investing activities:
     Decrease in short-term investments                                         6,560                  3,600
     Additions to property and equipment                                       (1,672)                  (339)
     Other                                                                     (1,089)                  (404)
                                                                              -------               --------

     Net cash provided by investing activities                                  3,799                  2,857
                                                                              -------               --------


     Cash flows from financing activities:
     Net proceeds (repayments) of capital lease obligations                      (290)                   823
     Increase in short-term bank debt                                               -                  1,000
     Proceeds from exercise of stock options                                      957                    202
     Proceeds from shares sold under
          employee stock purchase plan                                              -                     21
                                                                              -------               --------
     Net cash provided by financing activities                                    667                  2,046
                                                                              -------               --------

     Increase (decrease) in cash and cash equivalents                          (3,914)                 1,080

     Cash and cash equivalents at beginning of period                           8,656                  2,819
                                                                              -------               --------

     Cash and cash equivalents at end of period                               $ 4,742               $  3,899
                                                                              =======               ========

     See accompanying notes to consolidated financial statements.

PART I:          FINANCIAL INFORMATION
ITEM 1:          FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 (1)     Nature of Business
         ------------------
         Summit Technology, Inc. (the "Company") (NASDAQ symbol BEAM) develops, manufactures and markets ophthalmic refractive laser systems for the treatment of vision disorders such as nearsightedness, farsightedness, astigmatism, glaucoma and certain corneal irregularities. In addition, the Company owns and operates three laser vision correction centers in the United Kingdom.

 (2)     Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries at September 30, 1995 and the results of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

         Net Income (Loss) Per Share
         ---------------------------
         Net income per share is computed on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Net loss per share is computed based on the weighted average number of common shares outstanding.

 (3)     Inventories (in thousands)
         --------------------------
         Inventories consist of the following:

                                                    September 30,  December 31,
                                                        1995          1994
                                                        ----          ----
         Raw materials and
           subassemblies (net)                          $4,740       $4,370
         Work in process                                 1,788        1,815
         Finished goods                                    779          843
                                                        ------       ------

                                                        $7,307       $7,028
                                                        ======       ======

 (4)     Reclassifications
         -----------------
         Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1994 presentation.

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL INFORMATION (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 (5)     Contingencies
         -------------

         There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery with excimer lasers and holmium lasers that are not owned by the Company. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the excimer laser systems ("Excimer System") or the Company's holmium laser systems ("Holmium System") or their use to perform one or more procedures. While the Company either owns or has obtained from Pillar Point Partners (a partnership formed by the Company and VISX to hold certain U.S. patents) a license to what it believes are the important U.S. laser vision correction to treat near sightedness ("LVC"), also known as photorefractive keratechtomy or PRK patents, there can be no assurance that the Company will not be subject to one or more claims for infringement.

         In the event one of the Company's products is adjudged to infringe a patent in a particular market with the likely consequence of a damage award, the Company and its customers may be enjoined from making, using and selling such products in such market or be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered, the Company might be required to redesign those aspects of the products held to infringe so as to avoid infringement. Any redesign efforts undertaken by the Company might be expensive and could necessitate FDA review. Furthermore, they could delay the re-introduction of the Company's products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, the Company could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Failure to maintain the protection afforded by certain of the Company's patents and the patents licensed to the Company and VISX by Pillar Point Partners would have a material adverse effect on the Company's future revenues and earnings. Further, there can be no assurance that the Company's patent rights (or those licensed from Pillar Point Partners) will deter others from developing substantially equivalent or competitive products. Even if an unlicensed competitor's products infringe upon the Company's patents or those of Pillar Point Partners, it may be costly to enforce such rights. An infringement action may require the diversion of funds from the Company's operations and may require management to expend effort that might otherwise be devoted to the Company's operations. Furthermore, there can be no assurance that the Company or Pillar Point Partners will be successful in enforcing its patent rights. Any failure by the Company or Pillar Point Partners to prevail in patent infringement actions against others, or any success by another company in enforcing a patent infringment actions against others, or any success by another company in enforcing a patent infringement claim against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

         On August 29, 1995, the Company filed suit in the U.S. District Court for the District of Delaware against VISX for infringement of a certain U.S. patent with a priority date of 1985, which was purchased by the Company in 1993 ("the Azema Patent"). The Company is seeking damages for past infringement for all excimer lasers manufactured by VISX in the U.S. for use outside the U.S. In addition, the Company is seeking to enjoin VISX from manufacturing and selling excimer lasers for any purpose other than U.S. clinical trials. On October 10, 1995, VISX filed an answer to the Company's complaint. There can be no assurance that the Company will prevail in this proceeding.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment and Chiron Technolas has also filed a nullity action with the German Patent Office. Although the Company believes it will prevail in this nullity action, there can be no assurance that the German Azema patent will survive the proceeding. If the nullity action or Chiron's appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.5 million at September 30, 1995.

         On September 5, 1995, VISX sued the Company and eight Canadian ophthalmologists who use or have used the Company's Excimer System, the Federal Court of Canada, Trial Division, asserting that the Excimer System infringed certain Canadian patents held by VISX. In such suit, VISX seeks, among other things, damages for past infringement and a permanent injunction preventing the Company and the other defendants from manufacturing, marketing, selling, using and inducing others to use the Excimer System in Canada. The Company believes that it has valid defenses to VISX's suit and intends to defend such action vigorously; however, there can be no assurance that the Company will be successful. The Company does not believe that the Canadian market is material to its business. There can be no assurance that additional patent infringement claims in the United States or in other countries will not be asserted against the Company, or, if asserted, that the Company will be successful in defending against such claims.

         There can be no assurance that the agreements between the Company and VISX relating to Pillar Point Partners will preclude patent disputes with VISX with respect to technology not included in Pillar Point Partners in the U.S. or with respect to any technology outside the U.S., or that the Company's activities will not infringe patents held by other parties. Under the agreements establishing Pillar Point Partners, the Company must pay Pillar Point Partners a royalty fee each time its Excimer System is used to perform LVC in the U.S., regardless of whether the Company performs the procedure. The Company intends to maintain contractual arrangements permitting it to collect such royalty fees from purchasers of its Excimer Systems, but, there can be no assurance that it will be able to collect such fees. On October 13, 1995, the Company received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point Partners, VISX, and the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents of devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC issued a subpoena requiring the Company to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners with these laws

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         will depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will ultimately lead the FTC to agree that Pillar Point Partners complies with the U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners. Furthermore, in March 1995, Pillar Point Partners sued LaserSight, Inc. for patent infringement in the Federal District Court for Delaware. Although the suit is based on a patent licensed to Pillar Point Partners by VISX, the Company will share in the expenses of this litigation. In addition, the defendant, LaserSight, Inc. has entered a declaratory judgment counterclaim challenging Pillar Point Partners' ability to enforce its rights under one of its patents, which counterclaim asserts, among other things, that the alleged pooling of patents by Pillar Point Partners constitutes patent misuse. Any successful challenge to the structure and operation of Pillar Point Partners or to its patents could have a material adverse effect on the Company's business, financial condition and results of operations.

(6)      Sale of Common Stock Subsequent to September 30, 1995
         -----------------------------------------------------

         In October of 1995, the Company received net proceeds of $100.4 million from the sale of 2,530,000 shares of common stock. The proforma balance sheet reflects this transaction as if it had occurred at September 30, 1995.

(7)      Subsequent Event
         -----------------------------------------------------

         On November 14, 1995 the Company announced it will issue a dividend of one share of the Company's common stock for every two shares of outstanding common stock. The record date for determining the holders of record entitled to the dividend is November 24, 1995 and the payment date is December 1, 1995. This transaction has not been reflected in the accompanying financial statements.

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         The Company is a worldwide leader in the development, manufacture and sale of ophthalmic laser systems designed to correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. On October 20, 1995, the Company's excimer laser system ("Excimer System") became the first excimer laser system in the world to be approved by the Food and Drug Administration ("FDA") for commercial sale in the United States to treat nearsightedness with LVC.

         The Company's strategy is to become a vertically integrated vision correction business by (i) manufacturing and selling laser systems and related products to correct vision disorders; (ii) operating vision correction centers; and (iii) participating in per procedure royalty from its ownership in Pillar Point Partners. The Company believes that this strategy will position it to participate fully in revenues derived from the sale of LVC equipment and revenue generated from LVC. There can be no assurance, however, that the Company will be successful achieving these goals.

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         RESULTS OF OPERATIONS
         ---------------------
         1995 as compared with 1994
         --------------------------

         Revenues

         Revenues for the three months ended September 30, 1995 increased 112.5% to $13.8 million from $6.5 million for the three months ended September 30, 1994. Revenues for the nine months ended September 30, 1995 increased 88.3% to $30.2 million from $16.0 million for the nine months ended September 30, 1994. The increases were primarily attributable to higher sales of laser systems in the U.S. and product upgrade revenue.

         Uncertainty regarding acceptance of the LVC procedure by the ophthalmic community and the general population, uncertainty regarding the success of the Company's U.S. vision correction centers, the long sales cycle for laser systems and continued competition in international markets are likely to make quarterly revenues unpredictable.

         Cost of revenues

         Cost of revenues as a percentage of revenues for the three months ended September 30, 1995 decreased to 59.8% from 70.0% for the three months ended September 30, 1994. Cost of revenues as a percentage of revenues for the nine months ended September 30, 1995 decreased to 64.7% from 77.5% for the nine months ended September 30, 1994. The decrease was primarily attributable to the absorption of fixed overheads over higher sales volumes. This decrease was offset by increases in costs incurred for product upgrades and revisions. The Company recognizes a lower gross margin percentage on upgrades than on new sales of laser systems and expects this trend to continue as it satisfies orders for these upgrades which have increased significantly since the second quarter of 1995 and will continue at least through the remainder of 1995.

         Operating Expenses

         Operating expenses for the three months ended September 30, 1995 increased 3.7% to $5.4 million from $5.2 million for the three months ended September 30, 1994. Operating expenses as a percentage of revenues for the three months ended September 30, 1995 decreased to 38.8% from 79.5% for the three months ended September 30, 1994. Operating expenses for the nine months ended September 30, 1995 decreased 4.4% to $14.8 million from $15.5 million for the nine months ended September 30, 1994. The decrease was primarily attributable to lower commissions paid to independent sales representatives.
         Operating expenses as a percentage of revenues for the nine months ended September 30, 1995 decreased to 49.0% from 96.5% for the nine months ended September 30, 1994.

         In the next twelve months the Company intends to open 20 to 30 Vision Correction Centers in the U.S. and anticipates incurring significant ongoing expenses including marketing, public relations, leasing costs, personal hiring and training costs.

         Net Income (Loss)

         Net income for the three months ended September 30, 1995 was $0.3 million. Net loss for the three months ended September 30, 1994 was $3.2 million. The net loss related to the LVC centers segment was $1.0 million for the three months ended September 30, 1995 and $0.6 million for the three months ended September 30, 1994. Net loss for the nine months ended

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         September 30, 1995 decreased 68.3% to $3.7 million from $11.7 million for the nine months ended September 30, 1994. Net loss related to the LVC centers segment was $2.7 million for the nine months ended September 30, 1995 and $1.7 million for the nine months ended September 30, 1994. The Company is likely to incur losses through 1995, and there can be no assurance that the Company will achieve long term profitability.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's liquidity requirements have been met through external financing. As of September 30, 1995, the Company's cash, cash equivalent balances and short-term investments decreased $10.5 million to $6.7 million from $17.2 million as of December 31, 1994. The net loss of $3.7 million for the nine month period ended September 30, 1995 was offset by depreciation and amortization of $1.9 million and an increase in deferred revenue of $0.8 million. Accounts receivable and inventories increased $5.3 million and $0.4 million, respectively.

         Cash provided by investing activities of $3.8 million resulted primarily from a decrease of $6.6 million in short term investments which was offset in part by additions to property and equipment of $1.7 million and an increase in other assets of $1.1 million.

         Cash provided by financing activities of $0.7 million resulted from proceeds from the exercise of stock options of $1.0 million offset in part by net repayments of capital lease obligations of $0.3 million.

         The Company has a $3.0 million leasing facility for capital asset purchases. At September 30, 1995 the Company had $1.4 million of borrowings under this facility. The Company has a working capital line of credit that expires in March of 1996. The agreement allows the Company to borrow up to $8.0 million against eligible accounts receivable at LIBOR plus 150 basis points or Prime Rate per annum. At September 30, 1995 the Company had no borrowings under this facility.

         In October, the Company received net proceeds of $100.4 million from the sale of 2,530,000 shares of common stock. The Company intends to continue to expand its business through development and marketing of the Company's Vision Correction Centers, development of consumer acceptance of and demand for LVC, the expansion of manufacturing capabilities and further research and development. Management believes that internally generated funds and current cash resources, together with proceeds of this offering, will be adequate to satisfy the Company's cash requirements, including current anticipated expenditures, for at least twenty-four months.

PART II:       OTHER INFORMATION

    Item 1.    Legal Proceedings
               -----------------

               In 1993, the Company purchased certain U.S. and foreign patents for an aggregate purchase price, including acquisition costs of $5.1 million in cash and 50,000 shares of Common Stock. One of these patents is the Azema Patent, which the Company believes to be the only basic laser vision correction patent in the U.S. that is not held by Pillar Point
               Partners. As required by the terms of the governing agreements, the Company offered Pillar Point Partners the opportunity to acquire exclusive rights under the Azema Patent, but Pillar Point Partners declined.

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

               On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment and Chiron Technolas has also filed a nullity action with the German Patent Office. Although the Company believes it will prevail in this nullity action, there can be no assurance that the German counterpart of the Azema Patent will survive the proceeding. If the nullity action or Chiron's appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.5 million at September 30, 1995.

               On August 29, 1995, the Company filed suit in the U.S. District Court for the District of Delaware against VISX for infringement of the U.S. Azema Patent that has a priority date of 1995. The Company is seeking damages for past infringement for all excimer lasers manufactured by VISX in the U.S. for use outside the U.S. In addition, the Company is seeking to enjoin VISX from manufacturing and selling excimer lasers for any purpose other than U.S. clinical trials. On October 10, 1995, VISX filed an answer to the Company's complaint. There can be no assurance that the Company will prevail in this proceeding.

               In March 1995, Pillar Point Partners sued LaserSight, Inc. for patent infringement in the Federal District Court of Delaware. Although the suit is based on a patent licensed to Pillar Point Partners by VISX, the Company will share in the expenses of this litigation. In addition, the defendant, LaserSight, Inc., has entered a declaratory judgment counterclaim challenging Pillar Point Partners' ability to enforce its rights under one of its patents, which counterclaim asserts, among other things, that the alleged pooling of patents by Pillar Point Partners constitutes patent misuse.

               On September 5, 1995, VISX sued the Company and eight Canadian ophthalmologists who use or have used the Company's Excimer System, in the Federal Court of Canada, Trial Division, asserting that the Excimer System infringed certain Canadian patents held by VISX. In such suit, VISX seeks, among other things, damages for past infringement and a permanent injunction preventing the Company and the other defendants from manufacturing, marketing, selling, using and inducing others to use the Excimer System in Canada. The Company believes that it has valid defenses to VISX's suit and intends to defend such action vigorously; however, there can be no assurance that the Company will be successful. The Company does not believe that the Canadian market is material to its business.

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Item 2.    Exhibits and Reports on Form 8-K
           --------------------------------

           a.  Exhibits.
               --------

               Exhibit 11
               Exhibit 27

           b.  Reports on Form 8-K.
               -------------------

               On October 10, 1995 the Company reported its Third Quarter 1995 Financial Results.

               On October 13, 1995 the Company received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point Partners, VISX Incorporated ("VISX"), the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC issued a subpoena requiring the Company to produce certain materials and information relating to the subject matter of the investigation.

               Pillar Point Partners was structured in compliance with the Federal Trade Commission Act and other applicable U.S.
               antitrust laws. The Company believes that both the formation of Pillar Point Partners in 1992 and its operation to date are consistent with such laws. There can be no assurance, however, that the FTC's investigation will ultimately lead the FTC to agree with the Company. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the company and/or Pillar Point Partners.

               On October 20, 1995, the Company received Food and Drug Administration ("FDA") approval to commercially market and sell the Company's excimer laser for Photorefractive Keratectomy ("PRK") for laser correction of nearsightedness. The approval covers the use of the Company's excimer laser to perform PRK for laser correction of nearsightedness from -1.5 to -7 diopters using a six millimeter ablation zone. The Company is the first and only company in the ophthalmic excimer laser field to receive FDA approval to commercially market and sell excimer laser systems in the U.S. for treating nearsightedness.

                                  SIGNATURES
                                  ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SUMMIT TECHNOLOGY, INC.




Date:                        By:  /s/ David F. Muller
      ------------------          -----------------------------------
                                  David F. Muller, Ph.D.
                                  President, Chief Executive Officer
                                  and Chairman of the Board




Date:                        By:  /s/ Rajiv Bhatt
      ------------------          -------------------------
                                  Rajiv Bhatt
                                  Executive Vice President,
                                  Chief Financial Officer