Form 10-K
period 1995-12-31
SUMMIT TECHNOLOGY INC
filed 1996-04-01
CIK 813902

                                                                         3/25/96
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---           SECURITIES   EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  December 31, 1995
                            ----------------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                              --------------  ----------------------------------

                         Commission File Number: 0-16937
                                                 -------

                             SUMMIT TECHNOLOGY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                04-897945
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

        21 Hickory Drive,                   Waltham, MA 02154
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's Telephone Number, including area code:  (617) 890-1234
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
    Title of each class                          on which Registered
    -------------------                         ---------------------

           None                                         None
    -------------------                         ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock and Common Share Purchase Rights
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average closing bid and asked prices for the registrant's voting stock on February 28, 1996, the aggregate market value of such voting stock held by non-affiliates of the registrant was approximately $843,276 million on said date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding on February 28, 1996 was 29,239,609.

DOCUMENTS INCORPORATED IN TEXT BY REFERENCE

Certain portions of the Company's Annual Report to security holders for the fiscal year ended December 31, 1995 furnished to the Commission pursuant to Rule 14a-3(b) (the "1995 Annual Report") are incorporated by reference into Parts II and IV of this Report, certain portions of the Company's Proxy Statement for the Special Meeting of Stockholders in Lieu of 1996 Annual Meeting (the "Proxy Statement") are incorporated by reference into Part III of this Report.

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

   Summit is a worldwide leader in the development, manufacture and sale of ophthalmic laser systems designed to correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism with a procedure called laser vision correction ("LVC"). On October 20, 1995, the Company's Excimer System became the first excimer laser system in the world to be approved by the FDA for commercial sale in the United States to treat nearsightedness. The Approval Letter covers the use of the Company's Excimer System to treat nearsightedness between 1.5 and 7.0 diopters with a six millimeter ablation zone. Use of the Company's Excimer System to treat astigmatism and farsightedness has not yet been approved by the FDA.

   According to the two year follow-up data accumulated by the Company during its Phase III LVC clinical trials, all of the individuals undergoing LVC for treatment of nearsightedness experienced an improvement in visual acuity without corrective eyewear. Prior to LVC, 95% of the eyes were 20/200 or worse. Of the eyes treated, approximately 91% improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear, while the remaining 9% experienced improved vision without corrective eyewear, but still required corrective eyewear to achieve 20/40 vision or better.

   LVC is an outpatient surgical procedure performed with the Excimer System to treat nearsightedness, farsightedness and astigmatism, wherein submicron layers of tissue are ablated (removed) from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. The average procedure consists of approximately 150 laser pulses, each of which lasts several billionths of a second. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

   The Company's strategy is to become a vertically-integrated vision correction business by (i) manufacturing and selling laser systems and related products to correct vision disorders; (ii) operating Vision Correction Centers; and (iii) participating in per procedure royalty revenues from its ownership in Pillar Point Partners.

Summit Technology, Inc. was incorporated in Massachusetts on November 27, 1985 and commenced operations on January 1, 1986. The Company's executive offices are located at 21 Hickory Drive, Waltham, Massachusetts 02154, and its telephone number is (617) 890-1234.

MARKET

   It is estimated that in excess of 140 million people in the United States use eyeglasses or contact lenses to correct common vision disorders, with over 60 million of these individuals suffering from nearsightedness. U.S. consumers spent an estimated $13.8 billion in eyeglass and contact lens purchases in 1995. The Company believes that LVC performed with its Excimer System will make it possible for many of these people to eliminate or reduce their reliance on corrective eyewear. The Company believes that over 30 million people in the U.S. use contact lenses and that many of these individuals would be particularly receptive to LVC as they have already chosen to use an alternative to eyeglasses for vision correction. Furthermore, in 1995 approximately 350,000 RK procedures (a manual surgical procedure in which an ophthalmologist uses a scalpel to make a series of incisions in the cornea) were performed in the U.S. The Company believes that LVC is an attractive alternative to RK since LVC is a less invasive procedure.

   The principal purchasers of the Company's products have been ophthalmologists, universities, clinics and hospitals. There are approximately 13,000 ophthalmologists in the U.S. The Company believes that U.S. ophthalmologists are receptive to LVC as a treatment for nearsightedness. The Company is also aware that several businesses have been formed to participate in the LVC market in the U.S., some of which have purchased the Company's Excimer Systems.

   As of March 22, 1996, the Company has sold over 175 Excimer Systems for use in the U.S. Due to the recent installation of a large number of Systems, competition, consolidation of physician practices, and other market factors, the Company is unable to predict whether and to what extent Excimer System sales will grow in 1996.

   Following FDA approval of LVC for treating nearsightedness in October, 1995, the Company has begun a significant marketing effort in the U.S. to educate the public about the safety and efficacy of LVC. The Company believes that through such marketing efforts, it can promote consumer acceptance of, and create demand for, LVC in the U.S.

PRODUCTS AND PROCEDURES

   The Company's products are used by ophthalmologists to treat the following:

   Refractive Vision Disorders. Images enter the human eye through the cornea. In a properly functioning eye, the cornea bends (refracts) incoming images, causing the images to focus on the retina of the eye. A refractive vision disorder is the inability of the cornea to refract properly incoming images resulting in blurred vision. Nearsightedness (myopia), farsightedness (hyperopia) and astigmatism are the three most common refractive vision disorders. In a nearsighted eye, images are focused in front of the retina. In a farsighted eye, images are focused behind the retina. In an astigmatic eye, images are not focused at any one point. These disorders are commonly treated with corrective eyewear. The Company's products are used to change the shape of the cornea in a controlled manner so that these images are properly focused on the retina thereby eliminating or reducing the need for corrective eyewear.

   Corneal Pathologies and Glaucoma. Corneal pathologies, which include certain diseases, injuries and conditions of the cornea, can result in impaired vision, discomfort or blindness. Such pathologies include corneal opacities, irregular corneal surfaces and abnormal tissue growths on the cornea. Another pathological condition of the eye is glaucoma, a disease characterized by a sustained elevation of intraocular pressure which, if untreated, may result in blindness.

PRODUCTS

   The following table presents in summary form the Company's laser systems, the principal procedures for which they currently can be used, and the status of the FDA approval process.

                                    SUMMARY OF COMPANY PRODUCTS AND FDA STATUS

                                                      TREATMENT
        LASER SYSTEMS            PROCEDURE           APPLICATION            FDA STATUS
       --------------      ---------------------   ---------------   ---------------------------
       Excimer System      LVC (or PRK)            Low  to           FDA approval received
                           without Erodible        moderate          October 20, 1995
                           Mask                    nearsightedness

                           LVC with Erodible       Nearsightedness,  Ongoing clinical trials
                           Mask                    astigmatism
                                                   and
                                                   farsightedness

                           Phototherapeutic        Corneal           FDA approval received March
                           Keratectomy ("PTK")     pathologies       10, 1995

                           Laser Assisted in situ  Extreme           Ongoing clinical trials
                           Keratomileusis          nearsightedness
                           ("LASIK")

       Holmium System      Laser Sclerostomy       Glaucoma          FDA clearance received June
                           ("LS")                                    1992

                           Laser Thermal           Farsightedness    Ongoing clinical trials
                           Keratoplasty            and
                           ("LTK")                 astigmatism

   Excimer System. The Company's principal product is its Excimer System, which is incorporated in a fully integrated ophthalmic surgical laser workstation for use by ophthalmologists to perform procedures to treat refractive and other ophthalmic disorders. The Company has sold more than 400 Excimer Systems in over 50 countries, including most of Europe. Prior to March 10, 1995 when the FDA approved commercial sale of the Excimer System for performing PTK, sales of the Excimer System in the U.S. were restricted to a limited number of clinical trial sites. On October 20, 1995, the Company received FDA approval to sell commercially the Excimer System in the U.S. to treat nearsightedness with LVC. In addition to the U.S., the Company is seeking to obtain regulatory approval for the sale of its Excimer Systems in other countries, including Japan and Taiwan.

     The Excimer System delivers pulses of ultraviolet laser light to an eye to ablate (remove) submicron layers of tissue from the surface of the cornea. The Excimer System as currently approved in the U.S. is configured to perform procedures with a mechanical iris (a device that shapes laser light) and may be upgraded to treat astigmatism and farsightedness with the Erodible Mask, if and when approved, or with the Erodible Mask. All procedures using the Excimer System are performed on an outpatient basis with topical anesthesia.

   Most of the laser light generated by the Excimer System is absorbed by the ablated (removed) corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. These attributes make the Excimer System well suited to corneal surgery.

     The Company continues to refine its Excimer System to improve ergonomics and versatility. In foreign markets the Company has recently introduced a new version of the Excimer System designed to use the Erodible Mask for treatment of astigmatism and farsightedness. The Company intends to continue clinical trials of this new version in the U.S.

     Erodible Mask. The Excimer System currently is configured to treat nearsightedness without the Erodible Mask, and if upgraded to treat farsightedness, astigmatism and combinations of these disorders only with the Erodible Mask. To use the Erodible Mask, an ophthalmologist determines the correction, selects the appropriate Erodible Mask and places it in the laser beam path of the Excimer System. As the Erodible Mask is ablated by the laser, its shape is replicated on the cornea. The Company has produced a limited quantity of Erodible Masks for clinical trials within the U.S. and produces Erodible Masks for commercial sale outside of the U.S. Based on limited use to date, the company believes that the Excimer System will provide acceptable treatment for astigmatism and farsightedness.

   Holmium System. The Holmium System delivers high intensity pulses of infrared light to an eye by means of a fiber optic cable and a single-use, hand-held probe that directly contacts the eye at the exact spots chosen by the ophthalmologist. All procedures using the Holmium System are performed on an outpatient basis with topical anesthesia.

PROCEDURES

     Laser Vision Correction ("LVC"). LVC (also known as Photorefractive Keratectomy, or "PRK") is an outpatient surgical procedure performed with the Excimer System to treat nearsightedness, farsightedness and astigmatism, wherein submicron layers of tissue are ablated (removed) from the surface of the cornea in a predetermined pattern to reshape the cornea. The goal of LVC is to eliminate or to reduce a person's reliance on corrective eyewear. The Company estimates that ophthalmologists around the world have used the Company's Excimer Systems to perform over 250,000 procedures to treat nearsightedness.

   When performing LVC with the Excimer System, the ophthalmologist determines the exact correction required (which is measured by the same examination used to prescribe eyeglasses or contact lenses) and programs the correction into the Excimer System's computer. If an Erodible Mask is used, the Erodible Mask itself contains the correction. The ophthalmologist removes the thin surface layer of the cornea (the epithelium) and positions the patient for the laser procedure. The Excimer System emits laser pulses, each of which lasts several billionths of a second, to ablate submicron layers of tissue from the surface of the cornea in a predetermined pattern to reshape the front surface of the cornea. The average procedure consists of approximately 150 laser pulses and lasts approximately 15 to 40 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

   Following the procedure, the ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. Individuals undergoing LVC generally experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. Although most patients experience improvement in uncorrected vision within a few days of the procedure, it generally takes from two to six months for the correction to stabilize and for the full benefit of the procedure to be realized. An individual typically has one eye treated in a session, with the second eye treated three to six months thereafter.

   Phototherapeutic Keratectomy ("PTK"). PTK is an outpatient surgical procedure performed with the Excimer System to treat corneal pathologies. In this procedure, submicron layers of tissue are ablated from the surface of the cornea in order to remove diseased, scarred or sight-inhibiting tissue. The goal of PTK is not necessarily to cure the corneal pathology, but rather to alleviate the symptoms associated with the pathology. In March 1995 the FDA approved the Company's Excimer System to perform PTK, and as a result the Company became the first ophthalmic laser manufacturer to receive FDA approval to sell ophthalmic excimer laser systems in the U.S. The Company estimates that its Excimer Systems have been used worldwide to perform over 8,000 PTK procedures.

   Other Procedures. Other procedures performed with the Excimer System and the Holmium System include Laser In Sito Keratomileusis ("LASIK") (a procedure performed with the Excimer System to treat extreme nearsightedness), Laser Thermal Keratoplasty ("LTK") (a procedure performed with the Holmium System to treat farsightedness and astigmatism by shrinkage of corneal tissue) and Laser Sclerostomy ("LS") (a surgical procedure performed with the Holmium System to treat the symptoms of glaucoma by making an opening in the front chamber of the eye). The Company estimates that ophthalmologists around the world have used its products to perform over 5,000 LASIK procedures and over 1,100 LTK procedures. The Company is currently engaged in FDA clinical trials to expand indications to include LASIK and LTK.

SAFETY AND EFFICACY

   According to the two year follow-up data accumulated by the Company during its LVC clinical trials, all of the individuals undergoing LVC in Phase III clinical trials experienced an improvement in visual acuity without corrective eyewear. Prior to LVC, 95% of the eyes were 20/200 or worse. Of the eyes treated, approximately 91% improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear, while the remaining 9% experienced improved vision without corrective eyewear, but still required corrective eyewear to achieve 20/40 vision or better.

   The first LVC procedure for the treatment of nearsightedness using the Excimer System was performed in 1989 and the first PTK procedure for the treatment of a corneal pathology using the Excimer System was performed in 1988. A large majority of such procedures have been performed only in the past four years. Concerns with respect to the safety and efficacy of the Excimer System to perform procedures include predictability and stability of results and potential complications, such as modest decreases in best corrected vision and side effects from LVC, PTK, LASIK and LTK.

VISION CORRECTION CENTERS

   During 1996, the Company intends to open between 20 and 30 Vision Correction Centers in selected geographic markets in the U.S. including California, Florida, Ohio, Minnesota, Illinois and the Washington, D.C. area. As of March 22, 1996, the Company has entered into 12 leases for centers. These Vision Correction Centers will provide LVC directly to consumers. Each Vision Correction Center will be staffed by optometrists, ophthalmologists and administrative personnel. The Company will provide each Vision Correction Center with an Excimer System and related equipment. Each Vision Correction Center will treat consumers who come directly to the Vision Correction Center and under certain circumstances will make its facilities available for use by local area ophthalmologists.

   The Company believes that, as a direct provider of LVC, its Vision Correction Centers will benefit from any increase in the market demand for LVC. The Company has commenced implementation of a comprehensive consumer marketing program to explain and promote LVC generally, using television, radio and print media and teleservices. Based on market studies conducted by the Company, the Company believes that such a marketing program will have a significant impact on the consumer demand for LVC. In addition, the Company has commenced implementation of a direct-marketing program to consumers who are interested in LVC to a Vision Correction Center.

   In selected geographic markets, the Company has affiliated Vision Correction Centers with a prominent hospital or university (an "Institution") whereby each Institution utilizes an Excimer System for performing LVC within the Institution's facilities and the Company provides a variety of business consulting, management and marketing services to each Institution. As of March 1, 1996, the Company had affiliations with Jules Stein Eye Institute at the UCLA Medical Center in Los Angeles, Stanford University Medical Center in Palo Alto, California, Rush Presbyterian -

St. Luke's Medical Center in Chicago, New England Eye Center at the Tufts University School of Medicine in Boston, George Washington University Medical Center in Washington D.C., and the Cleveland Clinic Foundation Eye Institute in Cleveland, Ohio. LVC customers within the geographic region of an Institution are directed for treatment either to the Institution or to one of the Vision Correction Centers based on the convenience of location to the customer. In certain areas, the advertising and marketing materials used by the Company include the name of the Institution. The Company believes that it will benefit from such affiliations because of the reputation of such Institutions. In turn, the Company believes that the Institutions will benefit from the services provided by the Company and the access to a customer base generated from the Company's marketing activities. The Company also believes that unaffiliated users of Excimer Systems will benefit from the Company's marketing activities. The Company intends to direct patients to such users in areas where there are no Vision Correction Centers. The Company may from time to time open additional Vision Correction Centers in response to market demand.

   The Company has organized advisory boards of prominent optometrists and ophthalmologists with experience in LVC to establish medical and operational standards for the Vision Correction Centers. The Company further is developing proprietary systems to track medical data relating to all procedures performed at the Vision Correction Centers. The Company believes that these features, together with the identification of the Company as a leading manufacturer of excimer laser systems, will enhance consumer and ophthalmologist perceptions of the Vision Correction Centers.

     The Company believes that its experience in operating three LVC centers in the U.K. (which incurred losses) has helped it refine the center concept for the U.S. market and has chosen to discontinue U.K. operations to focus on the U.S. market. These centers have incurred operating losses since inception, and the Company is in the process of discontinuing their operations.

     The Company began segment reporting for its LVC centers in the year ended December 31, 1992 and has reported approximately $3.5 million of capital expenditures and approximately $9.0 million of operating losses as of December 31, 1995 in connection with these development activities and related marketing activities. The Company anticipates that this segment will continue to incur substantial ongoing marketing, operating and development expenses, and there can be no assurance that it will be profitable.

     The Company's Vision Correction Center business is owned by Refractive Centers International, Inc. ("RCII"), a subsidiary of the Company. The authorized capital of RCII is 10,000,000 shares of common stock, of which 5,000,000 have been issued to the Company and 800,000 have been reserved for issuance under RCII's employee stock option plan. As of December 31, 1995, options to purchase 711,250 shares of RCII common stock have been granted at an exercise price of $.50 per share, of which 450,000 were granted to David F. Muller, the Company's President and Chief Executive Officer. The options have a term of ten years, and as of December 31, 1995, 213,250 were exercisable. The Company intends to further capitalize RCII with additional equity contributions and through inter-company loans with market rates and terms. Inter-company transactions between the Company and RCII are valued on an arms-length basis and are subject to approval by Summit's Board of Directors.

MARKETING

   The Company has commenced implementation of a multi-tiered professional and consumer marketing strategy for sale of its Excimer System in the U.S. for LVC to treat nearsightedness.

   Consumer Market Acceptance. The Company believes that its future success is dependent on broad consumer market acceptance of LVC as an alternative to eyeglasses, contact lenses, RK and other corrective treatments. The Company's efforts to promote LVC directly to the consumer, known as "category development," are being conducted through a comprehensive marketing program, utilizing proven methods of television, radio and print advertising, public relations and teleservices, that is based on historically successful programs for consumer marketing of other medical products and procedures. The Company uses advertising, telemarketing and public relations firms in the medical and consumer marketing areas to work with it in category development. The Company anticipates benefiting from consumer demand through sales of its Excimer Systems, receipt of its percentage share of the per-procedure royalties paid to Pillar Point Partners, and treatment of customers in its Vision Correction Centers.

   Vision Correction Centers. In addition to the Company's efforts in category development, the Company utilizes direct consumer advertising, consumer public relations and teleservices methods to promote its Vision Correction Centers and the Institutions as preferred locations for LVC. The Company focuses this advertising in geographic areas in which Institutions and Vision Correction Centers are located. Interested customers are offered a toll-free telephone number to pursue LVC as a potential treatment at a Vision Correction Center. In certain cases, this advertising highlights the affiliation between Vision Correction Centers and affiliated Institutions. If a Vision Correction Center is not geographically convenient to a customer, the customer is directed to the most geographically convenient owner of an Excimer System in their area.

   Excimer Systems. The Company sells its Excimer Systems and related products worldwide (subject to regulatory restrictions) through directly employed sales people, independent sales representatives and distributors. The Company sells its products on open credit to select distributors and end users, but in many instances requires a letter of credit or a commitment from a third party lessor to secure payment.

   The Company sponsors a series of educational programs that are designed to introduce the Company's products and procedures, in which several thousand ophthalmologists from approximately 50 countries have participated. The Company has established the Summit International Laser User Group, which is an organization bringing together approximately 500 top researchers, academicians and clinicians from around the world, including the U.S., to exchange information about the development and application of the Company's products.

PATENTS

GENERAL

     There are a number of U.S. patents covering methods and apparatus for performing corneal surgery with excimer lasers, including a large number owned by the Company and VISX. All U.S. patents now or hereafter granted to the Company or VISX which could preclude either company from making, using or selling in the U.S. its excimer laser corneal surgery systems as designed on June 3, 1992, have been or are required to be exclusively licensed or offered for exclusive license to Pillar Point Partners, a partnership jointly formed by the Company and VISX in 1992 primarily to settle their U.S. patent disputes (the "Partnership" or "Pillar Point Partners"). This does not include the so-called Crozaphon/Azema patent which the Company has commenced an infringement action against VISX. There also are many foreign patents covering apparatus for performing excimer laser corneal surgery, including patents or patent rights held by the Company, VISX and others. If the foreign patents held by VISX or others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of certain of the Company's excimer-based products manufactured or sold abroad.

   The Company believes that the protection afforded by certain of its patents and the patents licensed to the Company and VISX by Pillar Point Partners is material to its future revenues and earnings. The Company currently holds over 50 U.S. and foreign patents and has several patent applications pending in the U.S. and elsewhere.

PILLAR POINT PARTNERS

   On June 3, 1992, the Company, through a subsidiary, entered into a Formation Agreement ("Formation Agreement") with a subsidiary of VISX to settle disputes regarding their U.S. patents covering methods and apparatus for performing ultraviolet laser corneal surgery (the "Subject Matter"). Pursuant to the Formation Agreement, the Company and VISX (the "Partners") each contributed to Pillar Point Partners (also referred to as the "Partnership") the exclusive right to make, use and sell apparatus and perform (including the right to license others to perform) procedures covered by any of their U.S. patents relating to the Subject Matter (the "Pillar Point Patents"). The Partnership arrangement does not cover foreign patents. The Partnership's policy is to license Pillar Point Patents to manufacturers and sellers of ophthalmic excimer laser systems in the U.S., including Summit and VISX, in return for per procedure royalties and royalties on equipment sales.

   Simultaneously with the formation of the Partnership, the Company and VISX entered into separate license agreements with the Partnership, for the life of the Pillar Point Patents, whereby each is entitled to the benefit of the Pillar Point Patents. The Partnership's patent rights will begin to expire in May 2004 (seventeen years from the issuance date of the first patent), subject to the possible extension of the term of certain patents covering products regulated by the FDA. The duration of such patent term extensions if available to, and sought by, the patent owners, will be determined by the U.S. Patent Office, after calculation of the regulatory review period and taking into account the remaining duration of the patent after FDA approval is obtained.

   In general, each of Summit and VISX are required to pay to the Partnership equipment royalties ranging from 3% to 6%. No sales royalties were due on sales of systems until the Excimer System was approved by the FDA for LVC to treat nearsightedness, or on sales to affiliates of the Company or VISX unless the number of systems sold to such affiliates exceeds 50% of all systems manufactured by such manufacturer in the U.S. in a given year. In addition, each licensee is required to pay the Partnership a per procedure royalty each time a laser system sold or leased by it in the U.S. is used to perform a procedure covered by the Pillar Point Patents, including procedures performed at Vision Correction Centers. The per procedure royalties have been set by the Partnership at $250 LVC and $0 for PTK. Each licensee has complete discretion whether and to what extent it will require per procedure royalty payments from customers; however each licensee is required to make the royalty payments to the Partnership regardless of collection from customers.

   Partnership profits and losses are allocated between the Partners by revenue category and cash is distributed periodically. Profits from royalties received from third parties as a result of the sale of their equipment are allocated 50% to Summit and 50% to VISX. Profits from royalties on equipment sales paid to the Partnership by Summit and VISX are allocated entirely to VISX. The first $30 of profits realized from each per procedure royalty from LVC procedures using an adjustable iris is allocated to VISX and the remaining profits are allocated 50% to Summit and 50% to VISX. Partnership profits realized from the receipt of each per procedure royalty from LVC procedures performed with an Erodible Mask are allocated so that VISX receives the first $30, Summit receives the next $30, with the balance allocated 50% to each thereafter. Partnership profits realized from receipt of each PTK per procedure royalty are allocated 51% to VISX and 49% to Summit, but the Partnership has decided not to charge any per procedure fees for PTK. The agreements further provide that the Partners waive any rights to bring an action to partition the Partnership property and that neither Partner may voluntarily cause a dissolution of the Partnership.

   Pillar Point Partners' ability to enforce its rights under one of its patents against LaserSight, Inc. has been challenged in a declaratory judgment counterclaim to a patent infringement suit brought by the Partnership in March 1995, against LaserSight in the Federal District Court in Delaware, which counterclaim asserts, among other things, that the alleged pooling of patents by Pillar Point Partners constitutes patent misuse. Furthermore, on October 13, 1995 the Company received notice that the FTC initiated an investigation to determine whether Pillar Point Partners, VISX, the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC issued a subpoena requiring the Company to produce certain materials and information relating to the subject matter of the investigation. Pillar Point Partners was structured in compliance with the Federal Trade Commission Act and other applicable U.S. antitrust laws. The Company believes that both the formation of Pillar Point Partners in 1992 and its operation to date are consistent with such laws. There can be no assurance, however, that the FTC's investigation will ultimately lead the FTC to agree with the Company. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners. Any successful challenge to the structure and operation of Pillar Point Partners could have a material adverse effect on the Company's business, financial condition and result of operations.

CROZAFON/AZEMA PATENT

   In 1993, the Company purchased certain U.S. and foreign patents for an aggregate purchase price, including acquisition costs, of $5.1 million in cash and 50,000 shares of Common Stock. One of these patents is the Crozafon/Azema Patent, which the Company believes to be the only basic laser vision correction patent in the U.S. that is not held by Pillar Point Partners. As required by the terms of the governing agreements, the Company offered Pillar Point Partners the opportunity to acquire exclusive rights under the Crozafon/Azema Patent, but Pillar Point Partners declined. On August 29, 1995, the Company filed suit in the U.S. District Court for the District of Delaware against VISX for infringement of the Crozafon/Azema Patent. The Company is seeking damages for past infringement for all excimer lasers manufactured by VISX in the U.S. for use outside the U.S. In addition, the Company is seeking to enjoin VISX from manufacturing and selling excimer lasers for any purpose other than U.S. clinical trials. On October 10, 1995, VISX filed an answer to the Company's complaint. There can be no assurance that the Company will prevail in this proceeding. The trial is currently scheduled to begin in July, 1997.

        On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Crozafon/Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment and Chiron Technolas has also filed a nullity action with the German Patent Office. Although the Company believes it will prevail in this nullity action, there can be no assurance that the German counterpart of the Crozafon/Azema Patent will survive the proceeding. If the nullity action is decided against the Company, its infringement verdicts in Germany will be overturned and it will be liable for damages (which may or may not exceed the amount of the bond).

CANADA

   On September 5, 1995, VISX sued the Company and eight Canadian ophthalmologists who use or have used the Company's Excimer System, in the Federal Court of Canada, Trial Division, asserting that the Excimer System infringed certain Canadian patents held by VISX. In such suit, VISX seeks, among other things, damages for past infringement and a permanent injunction preventing the Company and the other defendants from manufacturing, marketing, selling using and inducing others to use the Excimer System in Canada. The Company believes that it has valid defenses to VISX's suit and intends to defend such action vigorously; however, there can be no assurance that the Company will be successful. The Company does not believe that the Canadian market is material to its business.

OTHER

   In 1992, the Company entered into a licensing agreement with IBM pursuant to which IBM granted the Company a non-exclusive license to its patent covering excimer laser ablation of tissue and the Company agreed to pay to IBM a royalty of 2% of the net selling price of its Excimer Systems sold or leased in the U.S. and certain other countries. The Company has also entered into a license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, the Company has agreed to pay a royalty on certain laser components of its products.

   Issuance of one of the Company's European patents covering apparatus for performing LVC is undergoing review in opposition through proceedings in the European Patent Office. Another patent held by the Company is being challenged in an invalidity action before the German Patent Office. While the Company believes that it will prevail in such proceedings, there can be no assurance that the Company's patents will survive such proceedings.

RESEARCH AND PRODUCT DEVELOPMENT

   The Company intends to remain a leader in the development, manufacture and sale of state-of-the-art laser technologies for the treatment of ophthalmic disorders. In keeping with this goal, the Company expended $5.7 million, $6.2 million and $5.6 million for research, engineering and product development, including regulatory and clinical affairs, during fiscal 1993, 1994 and 1995, respectively. The Company expects to continue spending significant amounts on these areas for the foreseeable future. The Research, Development and Engineering Department, which also deals with regulatory and clinical affairs, was comprised as of March 1, 1996 of 61 full-time employees, of whom seven have Ph.D.'s and nine have Masters degrees.

INSTALLATION, SERVICE AND TRAINING

   The Company installs and maintains its Excimer Systems through a combination of directly employed technicians and Company-trained employees of its distributors. Installation, training and the first year of maintenance are generally included in the purchase price of the Excimer System, except for sales to certain distributors who are required to install Excimer Systems and provide maintenance to their customers for one year. Thereafter, the Company offers annual equipment maintenance contracts to customers who have purchased Excimer Systems directly from the Company. Upon installation of an Excimer System, a clinical specialist from the Company travels to the site to train the ophthalmologist in the clinical use and operation of the Excimer System. The Company maintains a 24-hour telephone service for emergency maintenance calls.

INSURANCE AND PRODUCT LIABILITY

   The testing and use of human health care products entails an inherent risk of physical injury to patients and physicians, and exposes the manufacturer to potential product liability and other damage claims. In addition, the Company's products include high voltage power supplies. Although the Company has not had any product liability actions filed against it to date, there can be no assurance that any damages which may be assessed against the Company would not exceed its insurance coverage. The costs of defending a product liability or similar action, and/or the assessment of damages in excess of insurance coverage, could have a material adverse effect on the Company. The Company maintains product liability insurance with coverage of $5.0 million per occurrence and an annual aggregate maximum of $5.0 million.

   The Company requires that ophthalmologists who perform laser procedures at Vision Correction Centers maintain their own malpractice insurance coverage. The Company has obtained umbrella coverage with respect to any malpractice claims relating to procedures performed at Vision Correction Centers and similar coverage with respect to center administrative staff.

EMPLOYEES

   As of March 1, 1996, the Company employed 290 persons full-time in the U.S., Ireland and other European countries, of whom approximately 60 were in manufacturing, 56 in research, engineering, product development and regulatory and clinical affairs, 63 in customer service, 95 in selling, marketing and administration and 16 in the vision correction center segment. Of such employees, 224 are located in the U.S., 61 in Ireland and 5 in other parts of the world. None of the Company's employees is represented by a union. The Company believes that its relations with its employees are good. The Company plans to increase the number of employees employed in the Vision Correction Center segment.

COMPETITION

   The Company is subject to competition in two principal areas: (i) the consumer market for vision correction; and (ii) the professional market for ophthalmic excimer laser equipment.

   Consumer Market. In the foreseeable future, the Company believes that eyeglass and contact lens use will continue to be the most popular alternative to LVC. Advantages of corrective eyewear include the comparatively low immediate cost (although the Company believes that eyeglass and contact lens wearers may spend well in excess of the cost of LVC over their lifetimes) and the avoidance of surgery. It is likely that eyeglass and contact lens manufacturers, some of whom have greater financial resources than the Company, will continue to develop, enhance and market their products to make them as attractive as possible to people with refractive vision disorders. Other manual surgical, laser surgical and non-surgical techniques to treat vision disorders, such as RK, are currently in use and under development, which may prove to be more attractive to consumers than LVC.

   The Company is aware of a number of businesses that have been formed to provide LVC directly to consumers in the U.S., and others may be formed now that FDA approval of the Excimer System for LVC to treat nearsightedness has been obtained, some of which may have greater financial resources than the Company. The Company believes that some of these businesses are pursuing a strategy of marketing LVC directly to consumers through optical chains. Such businesses, as well as hospitals, clinics and private ophthalmologists who own excimer laser equipment, may compete with the Company's Vision Correction Centers in the geographic areas in which Vision Correction Centers are located. The Company believes that the potential demand for LVC is sufficiently large that most markets will support more than one business that offers LVC, and that the marketing efforts of each may increase overall demand for LVC.

   Ophthalmic Excimer Laser Equipment. The Company's Excimer System was the first excimer laser approved by FDA for commercial sale in the U.S. to treat nearsightedness with LVC. On October 2, 1995, VISX announced that it had received FDA approval to commercially market its excimer laser system for PTK and on March 27, 1996, VISX announced that its PMA application for its excimer laser system for LVC to treat nearsightedness was approved by FDA. Receipt by VISX of FDA approval to market its system in the U.S. for refractive procedures may have a negative impact on the Company's laser sales. The Company believes that there are significant requirements for entry into the manufacturing field, including patents and the long lead time required to obtain FDA approvals. Other companies, however, are engaged in the manufacture of ophthalmic excimer laser equipment both in the U.S. and abroad, and additional competitors may enter the equipment manufacturing business or acquire existing companies. Competitors may have greater financial resources than the Company, may be able to offer their products at a lower cost or may develop procedures that involve a lower per-procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required. Methods of competition include efficacy, price maintenance costs, service capabilities and treatment modalities. The Company believes that its Excimer System is a strong competitor in all these areas.

   The Company is aware that certain U.S. physicians are performing refractive procedures in the U.S. with used Summit excimer systems purchased from overseas third parties at prices below those charged by Summit for new U.S. systems. These "grey market" systems do not conform to the specifications required by the FDA and have been classified by the FDA as "adulterated" in an FDA Import Alert dated February 23, 1996. The alert authorizes detention of such systems without inspection at customs. The Company is also aware that certain U.S. ophthalmologists are performing refractive procedures in the U.S. with so-called "homemade" excimer lasers that have not been the subject of any FDA-approved clinical testing. The Company believes that these lasers, which generally sell for less than the Company's Excimer Laser System, are also adulterated within the meaning of the FDA Act. The confusion created by, and the pricing of, the "grey market" laser systems and "homemade" laser systems is having an adverse effect on the Company's U.S. system sales. The Company believes that FDA and certain state agencies are investigating the parties involved in the grey market and homemade laser activities, and is hopeful that regulatory action to curb these activities may be forthcoming, although there can be no assurance of such regulatory action. The Company is also pursuing litigation against certain of the parties involved in certain of these activities, including an importer, a service provider and certain ophthalmologists, and is considering additional action to curb this activity.

GOVERNMENT REGULATION

BACKGROUND

   The Company's Excimer Systems and related disposables (including the Erodible
Mask) are regulated as medical devices by the FDA under the FDC Act. As such, these devices require premarket clearance or premarket approval (also referred to as a PMA) by the FDA prior to commercialization in the U.S. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the U.S. Noncompliance with applicable requirements can result, among other things, in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval of devices, recommendations by the FDA that the Company not be allowed to enter into government contracts and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

   In the U.S., medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

   Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or approval of a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, it at all, for any of the devices for which it may file a 510(k).

   A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects.

   The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training materials (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. The FDA review of a PMA generally takes one to two years from the date the PMA is accepted for filing but may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials or clarification of information already provided in the submission. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

   The PMA process is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Significant unforeseen delays in the approval process could occur as a result of the FDA's failure to schedule advisory review panels, changes in established review guidelines, regulations or administrative interpretations, or determinations by the FDA that the clinical data collected are insufficient to support the safety and efficacy of one or more of the devices for their intended uses or that the data warrants the continuation of clinical studies. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements. If the FDA's evaluation of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an Approvable Letter, which usually contains a number of conditions which must be met in order to obtain final approval of the PMA. When and if the conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial distribution of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturer's facilities are not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter". Furthermore, the FDA may approve a device for some procedures but not others or for certain classes of patients and not others. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. The Company has made certain minor manufacturing changes to the Excimer System since the device was approved by the FDA for PTK. Although the Company believes such changes are minimal and do not require the filing of a PMA supplement or prior approval by the FDA, there can be no assurance that the FDA would not require the Company to file a PMA supplement, which would result in additional costs and delays in marketing the modified device. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. Delays in obtaining, or failure to obtain, requisite regulatory approvals or clearances in the U.S. and other countries would prevent the marketing of the Excimer System and other devices and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition, and results of operations.

EXCIMER SYSTEM

     The Company believes that the Excimer System requires a PMA or PMA supplement for each of the surgical procedures which it is intended to perform, including PTK, LVC and LASIK. The FDA has approved the Company's PMA applications to commercially market the Excimer System for PTK and LVC in the U.S. The Company has obtained approval from the FDA to conduct clinical investigations of the Excimer System for use of LVC and LASIK to treat extreme nearsightedness pursuant to an approved IDE. The FDA may grant premarket approval with respect to a particular procedure performed with the Excimer System only when it is satisfied that the use of the device for that particular procedure is safe and effective. In granting premarket approval, the FDA may restrict the types of patients who may be treated, thereby limiting the market acceptance of the Excimer System. The FDA may grant approval of the Excimer System for use with certain procedures but not others. Until premarket approval is obtained, the Company may conduct limited clinical trials of the device in the U.S. pursuant to an IDE. Currently, the Company has permission to conduct excimer laser clinical trials in the U.S. at 20 sites, 19 of which currently are active. Not all procedures are being performed at each site.

   On September 15, 1995, the Company received an Approvable Letter from the FDA for the Company's PMA for use of the Excimer System in the U.S. to treat nearsightedness using LVC. The Approvable Letter specifies a six millimeter ablation zone for myopic corrections between 1.5 and 7.0 diopters. The Approvable Letter contained the final conditions and product labeling requirements that the Company must satisfy prior to the FDA's approval of the PMA. The Approvable Letter also required the initiation of post-approval studies. The data generated by these studies, however, will be reviewed by the FDA in determining whether future restrictions on device labeling or use are warranted.

   The Company received from the FDA an Approval Letter dated October 20, 1995 for the Company's PMA for use of the Excimer System in the U.S. to treat nearsightedness using LVC. The Approval Letter authorizes the Company to commercially distribute the device for its approved indications in the U.S. The Approval Letter also places certain restrictions on the use, labeling, promotion and advertising of the device and requires the Company to notify purchasers and users of these restrictions. The restrictions concern, generally, the use of the device only by trained practitioners, the information that must be provided to prospective patients, and the inclusion of specified indications, risks and benefits in all promotion and advertising for use of the Excimer System using LVC.

   On March 10, 1995, the FDA approved the Company's PMA application for the Excimer System for performing PTK. Pursuant to such approval, the Company may commercially market the Excimer System in the U.S. for performing PTK.

   Other Procedures. The Company has obtained FDA approval to conduct several additional studies involving subsets of patients under the Company's IDES for LVC. Under a separate IDE from the Phase III LVC study, the Company has obtained approval to conduct three therapeutic refractive studies on three different subsets of patients using the LVC procedure. The FDA has not published guidelines for clinical trials of the Excimer System for performing other procedures and the Company is working with the FDA to design appropriate trials for such procedures on a case by case basis. Because the FDA has not published guidelines with respect to clinical trials for LASIK, it is not known whether or to what extent the FDA may require further clinical trials of such procedures. There can be no assurance that the device will be shown to be safe and effective, or that it will be approved or cleared by the FDA or foreign bodies, for the intended uses for which it is being investigated.

ERODIBLE MASK

   The Company also is engaged in ongoing clinical trials of the Erodible
Mask. There can be no assurance that the device will be shown to be safe and effective, or that it will be approved or cleared by FDA or foreign bodies, for the intended uses for which it is being investigated.

HOLMIUM SYSTEM

   The Holmium System was developed by the Company for use by ophthalmologists to treat hyperopia and astigmatism with LTK and to treat glaucoma with LS. In June 1992, the Company was granted 510(k) premarket clearance for the Holmium System and a related disposable hand-held probe for performing LS. In June 1993, the Company was granted premarket clearance for a second hand-held tip for performing LS. If the Company makes any modifications to its cleared Holmium System or probes that constitute a major change to the intended use of the device or that could significantly affect the safety or effectiveness of the device, the Company would be required to file a new 510(k), or potentially a PMA, for the modification. The Company believes that PMA approval is necessary to market the Holmium System for performing LTK. The Company has received approval from the FDA to conduct several IDE studies of the Holmium System using LTK to treat approximately 400 eyes for hyperopia and astigmatism. Such trials are ongoing. There can be no assurance that the device will be shown to be safe and effective, or that it will be approved or cleared by the FDA or foreign bodies, for the intended uses for which it is being investigated.

VISION CORRECTION CENTERS

   The Company is developing a network of centers for the delivery of LVC directly to the public, some of which are Vision Correction Centers and some of which are located at Institutions (collectively, "Centers"). Centers located at Institutions are owned by the respective Institutions, such as hospitals and universities (with the Company providing equipment and/or management services), while Vision Correction Centers may be owned either by the Company or by one or more healthcare professionals.

   Numerous state laws and regulations presently affect the manner in which the Company may establish or operate Centers, which vary significantly from state to state. In some instances these laws and regulations are ambiguous, and sometimes state regulators fail to provide adequate guidelines. The Company believes that it has adopted a strategy that will enable it to establish its network of Centers in compliance with all applicable regulatory requirements. However, federal and state regulatory attention may continue to be directed to the practice of medicine, and any changes in state or federal law or regulations, or in governmental agency and judicial interpretations of such laws and regulations, could cause one of the Company's strategies that is now in compliance with applicable laws to cease so to comply. Additionally, while U.S. federal laws and regulations do not now clearly affect Centers, there can be no assurance that the federal regulatory scheme will not in the future place impediments upon the Company's proposed network of Centers.

   Current state regulatory requirements and restrictions that relate to corporate entities such as the Company that are involved in the ownership and operation of healthcare facilities include prohibitions against: the corporate practice of medicine except by an entity owned by healthcare professionals and/or wherein the professionals exercise control over medical judgments; patient referrals by healthcare professionals (including ophthalmologists and optometrists) to a facility owned or compensated by such referring professional (either generally, or sometimes by defining such payments as "kick backs"); and "fee splitting" between healthcare professionals and corporate entities. Other state laws specifically regulate the nature and compensation provisions of employment or management relationships that healthcare professionals may have with a corporate-owned facility, affect the form of business entity to be utilized, limit payments either to the entity or to healthcare professionals to the "fair market value" of their contributions, or affect the manner of marketing the service performed at the healthcare facility. Additional regulations in some states also now affect, or in the future may affect, the establishment of Centers, including requirements for certificates of need and/or other licensing to open a Center, and registration of medical laser equipment.

   The Company believes that it has developed strategies for use in most states to operate the Centers in compliance with applicable law. The business terms and organizational structure of the Centers will vary significantly from state to state, however, in order to accommodate the local regulatory framework. There can be no assurance that the Company will be able to establish its Centers in all of the jurisdictions its business strategy dictates, to continue such Centers in the event of future regulatory changes, or profitably to operate any or all of its Centers.

OTHER REGULATORY REQUIREMENTS

   Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDA Act also requires the Company to manufacture its products in registered establishments and in accordance with GMP regulations and to list its devices with the FDA. The Company's facilities in the U.S. and Ireland are subject to periodic inspections by the FDA. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations which will likely increase the cost of compliance with GMP requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

   All lasers manufactured by the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users pursuant to a performance standard, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product under the performance standard.

   There can be no assurance that future changes in review guidelines, regulations or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition to the foregoing, the manufacture, sale and use of the Company's products are subject to numerous federal, state, local and foreign government laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to conduct business.

   Furthermore, the introduction of the Company's products in foreign countries may require obtaining foreign regulatory clearances. The Company currently sells its Excimer Systems outside the U.S. in approximately 50 countries, including most of Europe. Sales of the Company's laser systems are limited in several countries in addition to the U.S., including Japan and Taiwan. There can be no assurances that the Company will be able to obtain regulatory clearances for its products in the U.S. or foreign markets.

BACKLOG

   The Company's firm backlog as of March 15, 1996 was approximately $1.3 million, compared to a backlog of approximately $1.8 million as of March 15, 1995. The Company anticipates shipping all of its product backlog in the current fiscal year.

CAUTIONARY STATEMENTS AND FACTORS AFFECTING FUTURE OPERATING RISKS

   This report, the Company's press releases, oral presentations, and other filings with the SEC, may contain information about the Company's future business prospects including, without limitation, statements about the size of the potential markets for laser vision correction and the Company's excimer laser systems, the potential for significant royalty revenues, and the success of the Company's vision correction center business. Some of these statements may be considered "forward-looking". The following cautionary statements identify important factors that may cause actual results to differ materially from those reflected in, or implied by, any such forward looking statements.

1. The Company believes that its profitability and growth depend upon broad acceptance of LVC in the U.S. There can be no assurance that LVC will be accepted by either the ophthalmic community or the general population as an alternative to existing methods of treating refractive vision disorders. The acceptance of LVC may be affected adversely by its cost (estimated to be between $1,250 and $2,000 per eye), concerns relating to its safety and efficacy, the lack of third party reimbursement for LVC, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects and the cost of the Excimer System. Promotional efforts by suppliers of products or procedures which are alternatives to LVC, including eyeglasses and contact lenses, some of whom may have greater resources than the Company, may also affect adversely the market acceptance of LVC. Even if broad acceptance of LVC does occur, laser system sales may be negatively impacted by competition, patent disputes, changing technologies and delays in regulatory approvals. Participation in per-procedure royalties may be negatively impacted by challenges to Pillar Point Partners, the Company's patents and/or the FTC's investigation regarding Pillar Point Partners, VISX and the Company. The Company's failure to achieve broad market acceptance of LVC is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

2. The Company has experienced losses in each year of operation since inception in 1986, except for a modest profit in 1991. For the year ended December 31, 1995, the Company incurred a net loss of $3.5 million, bringing its accumulated deficit to $33.5 million as of December 31, 1995. To implement its commercialization strategy, the Company has begun to make significant expenditures including, marketing, opening and operating Vision Correction Centers. There can be no assurances that the Company will ever achieve long-term profitability and growth.

3. The Company's three LVC centers operating in the U.K. have incurred operating losses since their inception in 1992 and are being discontinued. During the first half of 1996 the Company intends to open between 20 to 30 Vision Correction Centers in the U.S., and anticipates incurring significant ongoing expenses including marketing, public relations, leasing costs, personnel hiring and training costs. The success of the Vision Correction Centers will depend on the market acceptance of LVC. The Company has limited experience in the operation of such centers and the marketing of LVC directly to consumers.

4. There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery with excimer lasers and holmium lasers that are not owned by the Company. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the Excimer Systems or the Company's holmium laser systems or their use to perform one or more procedures. While the Company either owns or has obtained from Pillar Point Partners (a partnership formed by the Company and VISX to hold certain U.S. patents) a license to what it believes are the important U.S. LVC patents, there can be no assurance that the Company will not be subject to one or more claims for infringement.

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

     Failure to maintain the protection afforded by certain of the Company's patents and the patents licensed to the Company and VISX by Pillar Point Partners would have a material adverse effect on the Company's future revenues and earnings. Further, there can be no assurance that the Company's patents (or those licensed from Pillar Point Partners) will ultimately be found to be valid, or that the Company's patent rights (or those licensed from Pillar Point Partners) will deter others from developing substantially equivalent or competitive products. Even if an unlicensed competitor's products infringe upon the Company's patents or those of Pillar Point Partners, it may be costly to enforce such rights. An infringement action may require the diversion of funds from the Company's operations and may require management to expend effort that might otherwise be devoted to the Company's operations. Furthermore, there can be no assurance that the Company or Pillar Point Partners will be successful in enforcing its patent rights. Any failure by the Company or Pillar Point Partners to prevail in patent infringement actions against others, or any success by another company in enforcing a patent infringement claim against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

5. There can be no assurance that the agreements between the Company and VISX relating to Pillar Point Partners will preclude patent disputes with VISX with respect to technology not included in Pillar Point Partners in the U.S. or with respect to any technology outside the U.S., or that the Company's activities will not infringe patents held by other parties. Under the agreements establishing Pillar Point Partners, the Company must pay Pillar Point Partners a royalty fee each time its Excimer System is used to perform LVC in the U.S., regardless of whether the Company performs the procedure. The Company intends to maintain contractual arrangements permitting it to collect such royalty fees from purchasers of its Excimer Systems, but, there can be no assurance that it will be able to collect such fees. On October 13, 1995, the Company received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point Partners, VISX, the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC issued a subpoena requiring the Company to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners with these laws will depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will ultimately lead the FTC to agree that Pillar Point Partners complies with U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners.

6. The vision correction industry is subject to intense competition. LVC competes with eyeglasses, contact lenses and RK, as well as with other technologies and surgical techniques currently under development, such as corneal implants and surgery using different types of lasers. Certain of the Company's competitors may have greater financial resources than the Company, which may enable them to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner. The success of any competing alternatives to LVC would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is aware of a number of businesses that have been formed to provide U.S. consumers with treatment for nearsightedness using LVC, and others may be formed. These providers of LVC will compete with the Vision Correction Centers and may have greater financial resources than the Company and/or may be or become more experienced in profitably performing LVC. The Company's Vision Correction Centers also may compete with hospitals, clinics and private ophthalmologists to the extent such providers perform LVC within the same geographic areas as a Vision Correction Center. The success of these providers of LVC using the Company's or similar products in capturing the market for LVC could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Excimer System currently competes with other manufacturers' excimer laser systems sold in the U.S. and abroad. On October 2, 1995 VISX announced that it had received FDA approval to commercially market its excimer laser system for Phototherapeutic Keratectomy and on March 27, 1996 VISX announced that its PMA application for its excimer laser system for LVC to treat nearsightedness was approved by the FDA. This may have a negative effect on the Company's system sales. Additionally, competitors, both in the U.S. and abroad, may enter the equipment manufacturing business or acquire existing companies. Competing manufacturers of excimer laser systems may have greater financial resources than the Company, may be able to offer their products at a lower cost or may develop procedures that involve a lower per procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required.

     The Company is aware that certain U.S. physicians are performing refractive procedures in the U.S. with used Summit excimer systems purchased from overseas third parties at prices below those charged by Summit for new U.S. systems. These "grey market" systems do not conform to the specifications required by the FDA and have been classified by the FDA as "adulterated" in an FDA Import Alert dated February 23, 1996. The alert authorizes detention of such systems without inspection at customs. The Company is also aware that certain U.S. ophthalmologists are performing refractive procedures in the U.S. with so-called "home-made" excimer lasers that have not been the subject of any FDA-approved clinical testing. The Company believes that these lasers, which generally sell for less than the Company's Excimer

Laser System, are also adulterated within the meaning of the FDA Act. The confusion created by the "grey market" laser systems and "homemade" laser systems is adversely affecting the Company's U.S. system sales. The Company believes that FDA and certain state agencies are investigating the parties involved in the grey market and homemade laser activities, and is hopeful that regulatory action to curb these activities may be forthcoming, although there can be no assurance of such regulatory action. The Company is also pursuing litigation against certain of the parties involved in certain of these activities, including an importer, a service provider and certain ophthalmologists, and is considering additional action to curb this activity.

7. Concerns with respect to the safety and efficacy of the Company's Excimer System to perform LVC include predictability and stability of results. Potential complications and side effects include: post-operative discomfort; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decreases in contrast sensitivity; temporary increases in intraocular pressure in reaction to post-procedure medication; modest fluctuations in refractive capabilities during healing; modest decreases in best corrected vision (i.e., with corrective eyewear); unintended over- or under-corrections; regression of effect; disorders of corneal healing; corneal scars; corneal ulcers and induced astigmatism. There can be no assurance that long-term follow-up data will not reveal additional complications that may have a material adverse effect on acceptance of LVC which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

8. The Company currently purchases certain components used in the manufacture of the Excimer Systems from only one of the available suppliers. If any of these suppliers were to cease providing components to the Company, the Company would be required to locate and contract with a substitute supplier, and there can be no assurances that such substitute supplier could be located in a timely manner, or could provide required components on commercially reasonable terms. A failure to increase production volumes in a cost-effective or timely manner, or any interruption in the manufacturing of Excimer Systems, would have a material adverse effect on the Company's business, financial condition and results of operations.

9. The testing and use of human health care products entail an inherent risk of physical injury to patients and physicians, and exposes the manufacturer to potential product liability and other damage claims. In addition, the Company's products include high voltage power supplies. While the Company maintains product liability insurance with coverage of $5.0 million per occurrence and an annual aggregate maximum of $5.0 million, there can be no assurance that any product liability claim assessed against the Company would not exceed its insurance coverage. There can be no assurance that adequate product liability insurance will continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms, if at all, and that the Company's existing insurance will be adequate to cover any future claims that may be made. Also, while the Company is exploring the availability of umbrella liability and errors and omissions coverage for its Vision Correction Centers, there can be no assurance that such coverage will be available in amounts sufficient to protect the Company from malpractice, negligence or other claims, or that it will be available at an acceptable cost. Even if a claim against the Company is covered by insurance, the costs of defending a product liability,

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors and Stockholders
Summit Technology, Inc.:

Under date of February 6, 1996, we reported on the balance sheets of Summit Technology, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also audited financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                /s/ KPMG Peat Marwick LLP
                                KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 6, 1996

                                                                   Schedule II
                                                                   -----------

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      Valuation and Qualifying Accounts

                      December 31, 1995, 1994, and 1993
                                (in thousands)

                                        Balance at                              Balance
                                        Beginning                  Amounts     at End of
DECEMBER 31, 1995                       of Period    Additions   Written Off    Period
                                        ----------   ---------   -----------   ---------
Allowance for Doubtful Accounts           $1,049       $(75)        $ -         $  974

                                        Balance at                              Balance
                                        Beginning                  Amounts     at End of
DECEMBER 31, 1994                       of Period    Additions   Written Off    Period
                                        ----------   ---------   -----------   ---------
Allowance for Doubtful Accounts           $  760       $357         $ 68        $1,049

                                        Balance at                              Balance
                                        Beginning                  Amounts     at End of
DECEMBER 31, 1993                       of Period    Additions   Written Off    Period
                                        ----------   ---------   -----------   ---------
Allowance for Doubtful Accounts           $  750       $985         $975        $  760


                                Exhibit Index
                                -------------

Exhibit                         Description
- -------                         -----------
  13                            The Company's Annual Report to Security Holders
                                for the fiscal year ended December 31, 1995

  24                            Consent of KPMG Peat Marwick LLP


  27                            Financial Data Schedule (For EDGAR Filing
                                Purposes Only)


                                  Exhibit 13
                                  ----------
malpractice, negligence or other action, and/or the assessment of damages in excess of insurance coverage, could have a material adverse effect on the Company's business, financial condition and results of operation.

ITEM 2.  PROPERTIES

MANUFACTURING AND FACILITIES

   The Company presently leases 50,000 square feet of manufacturing and office space in Waltham, Massachusetts, under a ten-year lease expiring in August 2000 and 5,300 square feet of office space in Boston, Massachusetts under a five-year lease expiring in March 2000. The Company also leases a 25,000 square foot manufacturing facility in Cork, Ireland, under a lease expiring in 2026. To date, the Company's manufacturing activities have consisted primarily of the production of limited quantities of its products. The Company believes that it has the capacity to manufacture a sufficient number of Excimer Systems to satisfy demand. The Company also has the manufacturing space to produce Excimer Systems in much greater volumes; however, any significant increase in manufacturing capacity will require the hiring and training of qualified manufacturing personnel.

ITEM 3.  LEGAL PROCEEDINGS

U.S. Patent Litigation against VISX
   On August 29, 1995, the Company filed suit in the U.S. District Court for the District of Delaware against VISX for infringement of a certain U.S. patent with a priority date of 1995, which was purchased by the Company in 1993 ("the Azema Patent"). The Company is seeking damages for past infringement for all excimer lasers manufactured by VISX in the U.S. for use outside the U.S. In addition, the Company is seeking to enjoin VISX from manufacturing and selling excimer lasers for any purpose other than U.S. clinical trials. On October 10, 1995, VISX filed an answer to the Company's complaint. There can be no assurance that the Company will prevail in this proceeding.

German Patent Litigation
   On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment and Chiron Technolas has also filed a nullity action with the German Patent Office. Although the Company believes it will prevail in this nullity action, there can be no assurance that the German Azema patent will survive the proceeding. If the nullity action or

Chiron's appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.5 million at December 31, 1995.

Canadian Patent Litigation
   On September 5, 1995, VISX sued the Company and eight Canadian ophthalmologists who use or have used the Company's Excimer System, in the Federal Court of Canada, Trial Division, asserting that the Excimer System infringed certain Canadian patents held by VISX. In such suit, VISX seeks, among other things, damages for past infringement and a permanent injunction preventing the Company and the other defendants from manufacturing, marketing, selling, using and inducing others to use the Excimer System in Canada. The Company believes that it has valid defenses to VISX's suit and intends to defend such action vigorously; however, there can be no assurance that the Company will be successful. The Company does not believe that the Canadian market is material to its business. There can be no assurance that additional patent infringement claims in the United States or in other countries will not be asserted against the Company, or, if asserted, that the Company will be successful in defending against such claims.

FTC Investigation
   On October 13, 1995, the Company received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point Partners, VISX, and the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents of devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC issued a subpoena requiring the Company to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners with these laws will depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will ultimately lead the FTC to agree that Pillar Point Partners complies with the U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners.

LaserSight Litigation
   In March 1995, Pillar Point Partners sued LaserSight, Inc. for patent infringement in the Federal District Court for Delaware. Although the suit is based on a patent licensed to Pillar Point Partners by VISX, the Company will share in the expenses of this litigation. In addition, the defendant, LaserSight, Inc. has entered a declaratory judgment counterclaim challenging Pillar Point Partners' ability to enforce its rights under one of its patents, which counterclaim asserts, among other things, that the alleged pooling of patents by Pillar Point Partners constitutes patent misuse. Any successful challenge to the structure and operation of Pillar Point Partners or to its patents could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 1995.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The information required by Item 5 is hereby incorporated by reference to page 36 of the 1995 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by Item 6 is hereby incorporated by reference to page 1 of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by Item 7 is hereby incorporated by reference to pages 18 and 19 of the 1995 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of the Company and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flow for each of the years in the three-year period ended December 31, 1995, together with the related notes and report of KPMG Peat Marwick LLP, independent auditors, are hereby incorporated by reference to pages 20 through 35 of the 1995 Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the directors and executive officers of the Company is set forth under the "Election of Directors," "Directors and Executive Officers," "Information Concerning the Board of Directors and Its Committees" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information concerning executive compensation is set forth under "Executive Compensation" in the Proxy Statement and is incorporated herein by reference, except that the Report of the Compensation Committee and the Performance Graph are not incorporated herein for any purpose.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is set forth under "Ownership of Securities" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is set forth under "Other Transactions and Relationships" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

              1.  Financial Statements

        The documents listed below are included in Part II of this Report by incorporation by reference to the 1995 Annual Report.

                                                                Page Number of
Document                                                      1995 Annual Report
- --------                                                      ------------------

Independent Auditors' Report                                            35

Consolidated Balance Sheets                                             20
 December 31, 1995 and 1994

Consolidated Statements of                                              21
 Operations-Years Ended December
 31, 1995, 1994 and 1993

Consolidated Statement of Cash                                          24
 Flows-Years Ended December 31,
 1995, 1994 and 1993

Consolidated Statements of Stockholders'                              22-23
  Equity-Years Ended December 31, 1995,
 1994 and 1993

Notes to Consolidated Financial Statements                            25-35

              2.  Financial Statement Schedules

        Included at the end of this Report are the following:

              Independent Auditors' report regarding Schedules

              Schedule II - Valuation and qualifying accounts

              Other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

              3.  Exhibits

        The following Exhibits are either filed herewith or were filed as exhibits to such other document filed with the Commission as is indicated:

EXHIBIT NO.         DESCRIPTION

    3.1 Articles of Organization, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended (the "1992
                    10-K")

    3.2             Articles of Amendment to Articles of Organization dated
                    September 7, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1994

                    By-Laws, as amended, incorporated by reference to Exhibit
                    3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989

    4 Rights Agreement, incorporated by reference to Exhibit 1 to the Company's Report on Form 8-A filed with the Commission on April 2, 1990

    10.1            IBM License Agreement, incorporated by reference to Exhibit
                    10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K")

    10.2            Muller Employment Contract, incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form
                    S-1 filed with the Commission on June 7, 1993 (the "1993
                    S-1")

    10.3 Waltham Lease, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1990

    10.4            Irish facility agreement, incorporated by reference to
                    Exhibit 10(g) to the 1991 10-K

    10.5 The Industrial Development Authority grant agreements, incorporated by reference to Exhibit 10(h) to the 1991 10-K

    10.6            Formation Agreement, Summit Transfer Agreement, Summit
                    Contribution Agreement, Partnership Agreement and
                    License-Back to Summit, each dated June 3, 1992 relating to the formation of Pillar Point Partners, Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K filed with the Commission on June 5, 1992

    10.7 Patlex License, incorporated by reference to Exhibit 10.9 to the 1993 S-1

    10.8* 1992 Stock Option Plan For Outside Directors, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995*

    10.9*           Executive Stock Option Agreement Between the Company and
                    David F. Muller, incorporation by reference to Exhibit 10.9 to the 1992 10-K*

    13 The Company's Annual Report to Security Holders for the fiscal year ended December 31, 1995 filed herewith

    22 Subsidiaries, incorporated by reference to Exhibit 22 to the 1992 10-K

    23              Consent of KPMG Peat Marwick LLP, attached hereto

    27              Financial Data Schedule (For EDGAR Filing Purposes Only)

    (b)             Reports on Form 8-K. During the quarter ended December 31,
                    1995, the Company filed two (2) reports on Form 8-K; one dated October 13, 1995 regarding the FTC investigation; and one dated October 10, 1995 regarding third quarter results.

* Management Compensation Plan

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                   SUMMIT TECHNOLOGY, INC.


Date:         March 29, 1996               By: /s/  DAVID F. MULLER
     -----------------------------             ----------------------------
                                               David F. Muller, President,
                                               Chief Executive Officer and
                                               Chairman of the Board

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                  Title                            Date
- ---------                  -----                            ----





/s/ DAVID F. MULLER        President, Chief Executive       March 29, 1996
- -----------------------    Officer and Chairman of
David F. Muller            the Board



/s/ RAJIV P. BHATT         Executive Vice President         March 29, 1996
- -----------------------    and Chief Financial Officer
Rajiv P. Bhatt


/s/ JEFFREY A. BERNFELD    Director                         March 29, 1996
- -----------------------
Jeffrey A. Bernfeld


/s/ RICHARD F. MILLER      Director                         March 29, 1996
- -----------------------
Richard F. Miller


/s/ JOHN A. NORRIS         Director                         March 29, 1996
- -----------------------
John A. Norris


/s/ RICHARD M. TRASKOS     Director                         March 29, 1996
- -----------------------
Richard M. Traskos