Form 10-Q
period 1996-03-31
SUMMIT TECHNOLOGY INC
filed 1996-05-15
CIK 813902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:                March 31, 1996
                               ------------------------------------------------

Commission File Number:                       0-16937
                       --------------------------------------------------------

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

On March 31, 1996, 29,251,437 shares of common stock, par value $0.01 per share were outstanding.

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS                          MARCH 31,      DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     1996            1995
- --------------------------------------------------------------------------------
                                                     (UNAUDITED)

ASSETS

   Current assets:
      Cash and cash equivalents                      $ 60,810        $ 74,285
      Short-term investments                           41,128          21,607
      Accounts receivable, net                         16,221          15,520
      Inventories, net                                 12,757          10,265
      Prepaid expenses and other current assets         3,417           3,134
      Due from related party                            1,125             238
      Notes receivable from officers                      312             381
                                                     --------        --------
         Total current assets                         135,770         125,430
                                                     --------        --------

   Long-term investments                               15,487          13,531
   Property and equipment, net                         11,137           8,431
   Patents, net                                         6,642           6,795
   Other assets, net                                    1,907           1,413
   Restricted cash                                      1,511           1,535
                                                     --------        --------
         Total assets                                $172,454        $157,135
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                               $  3,585        $  5,781
      Accrued expenses                                 10,900           9,054
      Current maturities of long-term debt              5,429             429
      Deferred revenue                                  2,786           3,411
      Due to related party                              1,105             583
                                                     --------        --------
         Total current liabilities                     23,805          19,258

   Long-term debt, less current maturities             14,639           1,002

   Stockholders' equity:
   Common stock, $.01 par value. Authorized
     60,000,000 shares; Issued 29,257,562 shares
     in 1996 and 29,226,327 in 1995                       293             292
   Additional paid-in capital                         170,700         170,229
   Accumulated deficit                                (36,823)        (33,514)
                                                     --------        --------
                                                      134,170         137,007
   Treasury stock, at cost, 6,125 shares in 1996
   and 5,284 shares in 1995                              (160)           (132)
                                                     --------        --------
         Total stockholders' equity                   134,010         136,875
                                                     --------        --------
         Total liabilities and stockholders' equity  $172,454        $157,135
                                                     ========        ========





See accompanying notes to consolidated financial statements.

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES


                                                             THREE MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS                       ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)       1996         1995
- ----------------------------------------------------------------------------

Net revenues                                            $12,683      $ 7,107
Cost of revenues                                          8,829        4,726
                                                        -------      -------

      Gross profit                                        3,854        2,381

Operating expenses                                        8,387        4,568
                                                        -------      -------

      Operating loss                                      4,533        2,187

Other income                                              1,224          194
                                                        -------      -------

      Net loss                                          $ 3,309      $ 1,993
                                                        =======      =======

Net loss per share                                      $   .11      $   .08
                                                        =======      =======
Weighted average number of common
shares and common share
equivalents outstanding                                  29,236       25,202
                                                        =======      =======



See accompanying notes to consolidated financial statements.

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                                                                 THREE MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS                           ENDED MARCH 31,
(IN THOUSANDS; UNAUDITED)                                     1996         1995
- -------------------------------------------------------------------------------

Cash flows used by operating activities:
Net loss                                                  $ (3,309)     $(1,993)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                               824          612
   Bad debt recovery                                          (153)         (75)
   Changes in operating assets and liabilities:
        Accounts receivable, net                              (549)       1,844
        Inventories, net                                    (2,491)      (1,204)
        Prepaid expenses and other current assets             (283)        (159)
        Accounts payable                                    (2,196)        (692)
        Accrued expenses                                     1,846         (916)
        Deferred revenue                                      (625)         932
        Related party, net                                    (365)         345
                                                          --------      -------

Net cash used by operating activities                       (7,301)      (1,306)
                                                          --------      -------
Decrease  (increase) in short-term investments             (19,521)         674
Increase in long-term investments                           (1,956)          --
Additions to property and equipment                         (3,329)        (398)
Other                                                         (447)         (43)
                                                          --------      -------

Net cash provided (used) by investing activities           (25,253)         233
                                                          --------      -------
Cash flows from financing activities:
Net proceeds (repayments) of long-term debt                 18,637          (49)
Proceeds from exercise of stock options                        442          313
                                                          --------      -------
Net cash provided by financing activities                   19,079          264
                                                          --------      -------

Decrease in cash and cash equivalents                      (13,475)        (809)

Cash and cash equivalents at beginning of period            74,285        8,656
                                                          --------      -------

Cash and cash equivalents at end of period                $ 60,810      $ 7,847
                                                          ========      =======
Supplemental cash flow information:
Interest paid                                             $    131      $    72
                                                          ========      =======



See accompanying notes to consolidated financial statements.

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

(1)   Nature of Business
      ------------------

      Summit Technology, Inc. (the "Company") develops, manufactures and sells ophthalmic refractive laser systems and related products to correct vision disorders. The Company participates in per procedure royalties payable to Pillar Point Partners, a partnership, formed by the Company and VISX to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly-owned subsidiary, Refractive Centers International, Inc. ("RCII"), the Company owns and operates vision correction centers. The Company has recently discontinued its vision correction centers in the U.K. and is concentrating on opening several U.S. vision correction centers ("Summit Vision[Trademark] Centers") in 1996, many of which are affiliated with prestigious national teaching hospitals.

(2)   Summary of Significant Accounting Policies
      ------------------------------------------

      Basis of Presentation
      ---------------------
      The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries at March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

      The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

      Loss Per Share
      --------------
      Loss per share is computed based on the weighted average number of common shares outstanding.

(3)   Inventories (in thousands)
      -------------------------

      Inventories consist of the following:
                                                    March 31,   December 31,
                                                      1996         1995
                                                    ---------   ------------
      Raw materials and subassemblies (net)         $ 7,552       $ 5,802
      Work in process                                 1,778         2,231
      Finished goods                                  3,427         2,232
                                                    -------       -------
                                                    $12,757       $10,265
                                                    =======       =======


(4)   Reclassifications and Restatement
      ---------------------------------
      Certain reclassifications were made to the 1996 consolidated financial statements to conform to the 1995 presentation. In addition, the 1995 consolidated financial statements reflect retroactive restatement of a dividend of one share of the Company's common stock for every two shares of outstanding common stock paid on December 1, 1995.

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     (5)   Subsequent Event
           ----------------

     In April 1996, the Company entered into a definitive agreement to acquire Lens Express Inc. of Deerfield Beach, Florida for between 1.43 million and
     1.70 million shares of Summit stock depending on the price at time of closing.

     Lens Express' fiscal year ends June 30. For the year ended June 30, 1995, Lens Express' revenues were $50.6 million and operating income on an adjusted basis was $2.4 million.

     Lens Express will become an operating division of Summit Technology, with the acquisition being recorded as a pooling of interests.

     (6)   Contingencies
           -------------

     There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery with excimer lasers and holmium lasers that are not owned by the Company. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the excimer laser systems ("Excimer System") or the Company's holmium laser systems ("Holmium System") or their use to perform one or more procedures. While the Company either owns or has obtained from Pillar Point Partners (a partnership formed by the Company and VISX to hold certain U.S. patents) a license to what it believes are the important U.S. patents on laser vision correction to treat nearsightedness, also known as photorefractive keratectomy, or PRK patents, there can be no assurance that the Company will not be subject to one or more claims for infringement.

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

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     German Patent Litigation
     On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment and Chiron Technolas has also filed a nullity action with the German Patent Office. Although the Company believes it will prevail in this nullity action, there can be no assurance that the German Azema patent will survive the proceeding. If the nullity action or Chiron's appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.5 million at March 31, 1996.

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

     Pillar Point Partners
     There can be no assurance that the agreements between the Company and VISX relating to Pillar Point Partners will preclude patent disputes with VISX with respect to technology not included in Pillar Point Partners in the U.S. or with respect to any technology outside the U.S., or that the Company's activities will not infringe patents held by other parties. Under the agreements establishing Pillar Point Partners, the Company must pay Pillar Point Partners a royalty fee each time its Excimer System is used to perform LVC in the U.S., regardless of whether the Company performs the procedure. The Company intends to maintain contractual arrangements permitting it to collect such royalty fees from purchasers of its Excimer Systems, but there can be no assurance that it will be able to collect such fees.

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

PART I:    FINANCIAL INFORMATION
ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a worldwide leader in the development, manufacture and sale of ophthalmic laser systems designed to correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. On October 20, 1995, the Company's Excimer System became the first excimer laser system in the world to be approved by the Food and Drug Administration for commercial sale in the United States for laser correction of nearsightedness. Use of the Company's Excimer System to treat astigmatism and farsightedness has not been approved by the FDA.

     The Company's strategy is to become a vertically integrated vision correction business by (i) manufacturing and selling laser systems and related products to correct vision disorders; (ii) participating in per procedure royalty from its ownership in Pillar Point Partners; and (iii) operating vision correction centers. The Company believes that this strategy will position it to participate in revenues derived from the sale of Excimer Systems and revenues generated from laser correction of nearsightedness. There can be no assurance, however, that the Company will be successful in achieving these goals.

     RESULTS OF OPERATIONS
     ---------------------
     1996 as compared with 1995
     --------------------------

PART I:    FINANCIAL INFORMATION
ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

     Revenues

     Revenues for the three months ended March 31, 1996 increased 79% to $12.7 million from $7.1 million for the three months ended March 31, 1995. The increases were primarily attributable to higher sales of laser systems, per procedure royalties and product upgrade revenues.

     Due to uncertainty regarding acceptance of laser correction of nearsightedness by the ophthalmic community and the general population, uncertainty regarding the success of the Company's U.S. vision correction centers, the long sales cycle for laser systems and continued competition, quarterly revenues are likely to remain unpredictable. In addition, U.S. FDA approval of Visx's excimer laser system for laser correction of nearsightedness in March of 1996 will result in increased competition that may have a negative impact on Excimer System sales.

     Cost of revenues

     Cost of revenues as a percentage of revenues for the three months ended March 31, 1996 increased to 69.6% from 66.5% for the three months ended March 31, 1995. The increase in cost of revenues as a percentage of revenues was attributable to a lower average selling price of Excimer System sales which was offset in part by per procedure royalty revenues.

     Operating Expenses

     Operating expenses for the three months ended March 31, 1996 increased 83.6% to $8.4 million from $4.6 million for the three months ended March 31, 1995. Operating expenses as a percentage of revenues for the three months ended March 31, 1996 increased to 66.1% from 64.3% for the three months ended March 31, 1995. The increase is primarily related to start-up costs incurred in connection with the Company's U.S. vision correction centers and legal expenses.

     The Company has opened 10 Vision Correction Centers in the U.S. and intends to open several more centers in the U.S. by the end of 1996 and anticipates incurring significant ongoing expenses including marketing, public relations, leasing, personnel hiring and training costs. The Company is in the process of discontinuing its vision correction centers in the U.K. as it concentrates on the opening of its U.S. vision correction centers.

     Net Income (Loss)

     Net loss for the three months ended March 31, 1996 was $3.3 million.
     Net loss for the three months ended March 31, 1995 was $2.0 million. The net loss related to the LVC centers segment was $3.7 million for the three months ended March 31, 1996 and $0.8 million for the three months ended March 31, 1995. There can be no assurance that the Company will achieve profitability in 1996.

PART I:    FINANCIAL INFORMATION
ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company's liquidity requirements have been met through external financing. As of March 31, 1996, the Company's cash, cash equivalent balances and short-term investments increased $6.0 million to $101.9 million from $95.9 million as of December 31, 1995. The net loss of $3.3 million for the three month period ended March 31, 1996 was offset by depreciation and amortization of $0.8 million and an increase in accrued expenses of $1.8 million. Reductions of working capital resulted from the increase in accounts receivable and inventories of $0.5 million and $2.5 million, respectively. In addition, accounts payable decreased $2.2 million.

     Cash used by investing activities of $25.3 million resulted primarily from an increase of $21.5 million in short and long-term investments, additions to property and equipment of $3.3 million and an increase in other assets of $0.5 million.

     Cash provided by financing activities of $19.1 million resulted from net proceeds of long-term debt obligations of $18.6 million and proceeds from the exercise of stock options of $0.4 million.

     In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At March 31, 1996, there were no borrowings under this facility. Also in March 1996, the Company's wholly-owned subsidiary, RCII obtained a $20.0 million unsecured term loan. The term loan is payable over 16 equal quarterly installments at LIBOR plus 125 basis points or Prime Rate. The term loan is guaranteed by the Company. The Company intends to use this facility to fund working capital requirements and purchase equipment related to the opening of its U.S. vision correction centers. At March 31, 1996, $18.75 million of borrowings were outstanding under this facility.

PART II:   OTHER INFORMATION

     Item 1.  Legal Proceedings
              -----------------

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

     German Patent Litigation
     On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited

PART II:   OTHER INFORMATION
ITEM 2:    LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

     from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment and Chiron Technolas has also filed a nullity action with the German Patent Office. Although the Company believes it will prevail in this nullity action, there can be no assurance that the German Azema patent will survive the proceeding. If the nullity action or Chiron's appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.5 million at March 31, 1996.

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







                                      SUMMIT TECHNOLOGY, INC.







Date:     5/15/96                     By: /s/ David F. Muller
     ---------------------------          ------------------------------------
                                          David F. Muller, Ph.D.
                                          Chief Executive Officer and Chairman
                                          of the Board



Date:     5/15/96                     By: /s/ Rajiv Bhatt
     --------------------------           ------------------------------------
                                          Rajiv Bhatt
                                          Executive Vice President and Chief
                                          Financial Officer