Form 10-Q
period 1996-06-30
SUMMIT TECHNOLOGY INC
filed 1996-08-14
CIK 813902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:       June 30, 1996
                                      -------------

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

On June 30, 1996, 30,962,751 shares of common stock, par value $0.01 per share were outstanding.

PART I:        FINANCIAL INFORMATION
ITEM 1:        FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS                                          JUNE 30,         DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                    1996               1995
- -------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)

ASSETS
     Current assets:
         Cash and cash equivalents                                  $ 38,705           $ 74,632
         Short-term investments                                       35,943             21,607
         Accounts receivable, net                                      9,502             16,312
         Inventories, net                                             20,034             15,703
         Prepaid expenses and other current assets                     3,739              3,271
         Due from related party                                        1,180                238
         Note receivable from officer                                    318                381
                                                                    --------           --------
             Total current assets                                    109,421            132,144
                                                                    --------           --------

     Long-term investments                                            25,456             13,531
     Property and equipment, net                                      16,015              9,300
     Patents, net                                                      6,597              6,795
     Other assets, net                                                 1,743              1,479
     Restricted cash                                                   1,480              1,535
                                                                    --------           --------
             Total assets                                           $160,712           $164,784
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                           $  4,223           $  7,771
         Accrued expenses                                             12,099             10,018
         Current maturities of long-term debt                          5,160              3,429
         Deferred revenue                                              1,722              3,425
         Due to related party                                          1,327                583
                                                                    --------           --------
             Total current liabilities                                24,531             25,226

     Long-term debt, less current maturities                          12,947              1,247
     Deferred Taxes                                                       70                 70
     Stockholders' equity:
     Common stock, $.01 par value. Authorized 60,000,000
       shares;  Issued 30,968,876 shares in 1996
       and 30,934,827 in 1995                                            310                309
     Additional paid-in capital                                      170,878            170,393
     Accumulated deficit                                             (47,864)           (32,329)
                                                                    --------           --------
                                                                     123,324            138,373
     Treasury stock, at cost, 6,125 shares in 1996 and
     5,284 shares in 1995                                               (160)              (132)
                                                                    --------           --------
             Total stockholders' equity                              123,164            138,241
                                                                    --------           --------
             Total liabilities and stockholders' equity             $160,712           $164,784
                                                                    ========           ========

See accompanying notes to consolidated financial statements.

PART I:        FINANCIAL INFORMATION


ITEM 1:        FINANCIAL STATEMENTS (CONTINUED)

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                        THREE MONTHS             SIX  MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS                          ENDED JUNE 30,           ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)        1996          1995        1996           1995
- ---------------------------------------------------------------------------------------------------------
Net revenues                                             $ 17,958      $22,763     $ 43,402       $42,627
Cost of revenues                                           15,561       15,587       33,392        28,824
                                                         --------      -------     --------       -------

         Gross profit                                       2,397        7,176       10,010        13,803

Operating expenses                                         15,625        9,161       27,861        17,558

         Operating loss                                   (13,228)      (1,985)     (17,851)       (3,755)
                                                         --------      -------     --------       -------
Other Income                                                1,126           49        2,314           309

     Loss before provision
       for income taxes                                   (12,102)      (1,936)     (15,537)       (3,446)

     Provision (benefit)
       for income taxes                                      (119)         318           (2)          602
                                                         --------      -------     --------       -------

         Net loss                                        $(11,983)     $(2,254)    $(15,535)      $(4,048)
                                                         ========      =======     ========       =======
Net loss per share                                       $  (.39)      $  (.08)    $   (.50)      $  (.15)
                                                         ========      =======     ========       =======

Weighted average number of common
shares and common share
equivalents outstanding                                    30,962       26,938       30,953        26,923
                                                         ========      =======     ========       =======



See accompanying notes to consolidated financial statements.

PART I:        FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                                    SIX MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     ENDED JUNE 30,
(IN THOUSANDS;  UNAUDITED)                                              1996         1995
- -------------------------------------------------------------------------------------------

     Cash flows used by operating activities:
     Net loss                                                         $(15,535)      $(4,048)
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
         Depreciation and amortization                                   1,775         1,865
         Bad debt recovery                                                (153)          (75)
         Changes in operating assets and liabilities:
                Accounts receivable, net                                 6,877          (394)
                Inventories                                             (4,331)       (3,796)
                Prepaid expenses and other current assets                 (569)         (830)
                Accounts payable                                        (3,548)          688
                Accrued expenses                                         3,453          (403)
                Deferred revenue                                        (1,703)        1,045
                Related party, net                                        (198)            -
                                                                      --------       -------
     Net cash used by operating activities                              (13,932)      (5,948)
                                                                      --------       -------
     Cash flows from investing activities:
     Decrease (increase) in short-term investments                     (14,336)        2,276
     Decrease (increase)  in long-term investments                     (11,925)            -
     Additions to property and equipment, net                           (9,348)       (1,633)
     Other                                                                (275)         (395)
                                                                      --------       -------
     Net cash provided (used) by investing activities                  (35,884)          248
                                                                      --------       -------
     Cash flows from financing activities:
     Net proceeds (repayments) of long-term debt                        13,432         1,853
     Proceeds from exercise of stock options                               457           373
                                                                      --------       -------
     Net cash provided by financing activities                          13,889         2,226
                                                                      --------       -------
     Decrease in cash and cash equivalents                             (35,927)       (3,474)

     Cash and cash equivalents at beginning of period                   74,632         8,698
                                                                      --------       -------
     Cash and cash equivalents at end of period                       $ 38,705       $ 5,224
                                                                      =========      =======

     Supplemental cash flow information:

     Interest paid                                                    $     771      $   261
                                                                      =========      =======

     Income taxes paid                                                $      10      $   436
                                                                      =========      =======



See accompanying notes to consolidated financial statements.

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

(1)  Nature of Business
     ------------------

     Summit Technology, Inc. (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also participates in per procedure royalties payable to Pillar Point Partners, a partnership, formed by the Company and VISX to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly owned subsidiary, Refractive Centers International, Inc. ("RCII"), the Company owns and operates vision correction centers. The Company has recently discontinued its vision correction centers in the U.K. and is concentrating on operating several U.S. vision correction centers ("Summit Vision[Registered Trademark] Centers") in 1996, many of which are affiliated with prestigious national teaching hospitals. In addition, through its wholly owned subsidiary, Lens Express, Inc., the Company sells contact lenses and related products.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------
     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries at June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     Loss Per Share
     --------------

     Loss per share is computed based on the weighted average number of common shares outstanding.

(3)  Inventories (in thousands)
     --------------------------
     Inventories consist of the following:

                                             June 30,      December  31,
                                               1996           1995
                                               ----           ----

        Raw materials and
          subassemblies (net)                $ 6,545        $ 5,802
        Work in process                        1,360          2,231
        Finished goods                        12,129          7,670
                                             -------         ------

                                             $20,034        $15,703
                                             =======        =======

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

(4)  Restatement and Reclassifications
     ---------------------------------

     The 1995 consolidated financial statements reflect retroactive restatement of a dividend of one share of the Company's common stock for every two shares of outstanding common stock paid on December 1, 1995. Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.

(5)  Business Combination
     --------------------

     In May 1996, the Company acquired Lens Express, Inc. of Deerfield Beach, Florida for 1.71 million shares of Summit stock. Lens Express operates as a wholly owned subsidiary of Summit Technology. The acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of Lens Express, Inc.

     The following information for the three months ended March 31, 1996 was reported as pro-forma information on the Company's Form 8K-A filed on July 31, 1996 (in thousands):

                            SUMMIT               LENS
                       TECHNOLOGY, INC.      EXPRESS, INC.       COMBINED
                       ----------------      -------------       --------
     Net Revenues           $12,683             $12,761           $25,444
     Net Loss               $ 3,309             $   243           $ 3,552


(6)  Contingencies
     -------------

     There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery with excimer lasers and holmium lasers that are not owned by the Company. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the excimer laser systems ("Excimer System") or the Company's holmium laser systems ("Holmium System") or their use to perform one or more procedures. While the Company either owns or has obtained from Pillar Point Partners (a partnership formed by the Company and VISX to hold certain U.S. patents) a license to what it believes are the important U.S. patents on laser vision correction to treat nearsightedness, also known as photorefractive keratectomy, or PRK, there can be no assurance that the Company will not be subject to one or more claims for infringement.

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

     German Patent Litigation
     On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment. If either appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in non-current assets as restricted cash of $1.5 million at June 30, 1996.

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

     Burlingame Litigation
     In June 1996, a Texas ophthalmologist, Robert G. Burlingame sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations.

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

     Seriani Litigation
     On October 26, 1992, Joseph Seriani brought suit against Lens Express, Inc. ("Lens") and certain of its former shareholders in the Florida Circuit Court. The suit alleges violations of the Florida Civil Remedies for Criminal Practices Act - the Florida civil RICO statute - based on events which allegedly occurred in the mid-1980's. Seriani's claims against Lens have been dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed, but have yet to serve on the Company, an amended complaint which

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     includes the Company as an additional defendant. The amended Seriani complaint alleges, among other things, that the Company is liable for the alleged actions of the other defendants by virtue of its acquisition of Lens. The amended Seriani complaint seeks damages of an unspecified amount, treble damages and attorneys' fees. Lens' current motion to dismiss the suit is presently pending. The Company believes the Serianis' suit against the Company and Lens is without merit and intends to contest it vigorously.

     Shareholder Litigation

     On August 2, 1996, a complaint was filed by G. Richard Pearl in the United States District Court for the District of Massachusetts which purports to be a class action. The complaint names as defendants the Company and certain of its officers. On August 12, 1996, two additional complaints, both purporting to be class actions and asserting similar allegations against the same defendants, were filed in the same court by three additional named plaintiffs. The complaints purport to allege securities fraud claims under Sections 10(b), 20(a) and 20(b) of the Securities Exchange Act of 1934. The complaints assert that the Company and the individual defendants made misrepresentations and omissions to the public which caused the Company's stock price to be artificially inflated. The plaintiffs seek unspecified damages, interest, costs and expenses. On August 9, 1996, a complaint, also purporting to be a class action, was filed in the United States District Court for the District of Massachusetts by James J. Locke, together with three other named plaintiffs. The complaint names as defendants the Company and David F. Muller, its Chief Executive Officer. The allegations and relief sought in the complaint are similar to those contained in the Pearl complaint.

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

     The Company's strategy is to become a vertically integrated vision correction business by (i) manufacturing and selling laser systems and related products to correct vision disorders; (ii) participating in per procedure royalty from its ownership in Pillar Point Partners; (iii) operating vision correction centers; and (iv) selling contact lenses and related products. The Company believes that this strategy will position it to participate in revenues derived from the sale of Excimer Systems and revenues generated from laser correction of nearsightedness. There can be no assurance, however, that the Company will be successful in achieving these goals. In light of recent performance, the Company is assessing its strategy and operations.

PART I:   FINANCIAL INFORMATION
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------
1996 as compared with 1995
- --------------------------

     Revenues

     Revenues for the three months ended June 30, 1996 decreased 21% to $18.0 million from $22.8 million for the three months ended June 30, 1995. The decrease was primarily attributable to lower sales of laser systems and lower product upgrade revenue. This decrease was offset in part by an increase in per procedure royalties. During the three months ended June 30, 1996, the Company also introduced several per procedure leasing programs, revenue from which will be recognized over the term of the leases. Revenues for the six months ended June 30, 1996 increased 2% to $43.4 million from $42.6 million for the six months ended June 30, 1995. This increase was primarily attributable to an increase in per procedure royalties which was offset in part by lower sales of laser systems. During the quarter, the Company had 14 Vision Correction Centers (of which 10 were open at the begining of the quarter) in operation which had revenues of $.6 million.

     Due to uncertainty regarding acceptance of laser correction of nearsightedness by the ophthalmic community and the general population, uncertainty regarding the success of the Company's U.S. vision correction centers, the long sales cycle for laser systems, a decrease in U.S. demand for the Company's laser systems and continued competition, quarterly revenues are likely to remain unpredictable. In addition, U.S. FDA approval of VISX's excimer laser system for laser correction of nearsightedness in March 1996 has resulted in increased competition that has negatively impacted laser system sales.

     Cost of revenues

     Cost of revenues as a percentage of revenues for the three months ended June 30, 1996 increased to 87% from 68% for the three months ended June 30, 1995. Cost of revenues as a percentage of revenues for the six months ended June 30, 1996 increased to 77% from 68% for the six months ended June 30, 1995. The increase in cost of revenues as a percentage of revenues was attributable to unabsorbed fixed overheads due to lower sales of laser systems, lower average selling price of laser systems, and costs incurred in connection with the Company's U.S. vision correction centers. These increases were partially offset by lower cost of revenues associated with the per procedure royalties.

     Operating Expenses

     Operating expenses for the three months ended June 30, 1996 increased 71% to $15.6 million from $9.2 million for the three months ended June 30, 1995. Operating expenses for the six months ended June 30, 1996 increased 59% to $27.9 million from $17.6 million for the six months ended June 30, 1995. The increases are primarily related to costs incurred in connection with the Company's U.S. vision correction centers, one-time costs incurred in category development consumer advertising and in the acquisition of Lens Express, Inc., and on going legal expenses.

     The Company has to date opened 19 Vision Correction Centers in the U.S. and anticipates incurring significant ongoing expenses including marketing, leasing and personnel costs. As a result the Company anticipates a loss for the year in the Vision Correction Centers. The Company has discontinued its vision correction centers in the U.K. and is concentrating on the U.S. vision correction centers.

PART I:   FINANCIAL INFORMATION
ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

     Net Income (Loss)

     Net loss for the three months ended June 30, 1996 was $12.0 million. Net loss for the three months ended June 30, 1995 was $2.3 million. Net loss for the six months ended June 30, 1996 was $15.5 million. Net loss for the six months ended June 30, 1995 was $4.0 million. The increases in net loss were primarily due to lower revenues and higher operating expenses. There can be no assurance that the Company will achieve profitability in the second half of 1996. The Company announced the consolidation of laser manufacturing operations into its Cork, Ireland facility and recorded a one-time restructuring charge of $500,000 in the three months ended June 30, 1996.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company's liquidity requirements have been met through external financing. As of June 30, 1996, the Company's cash, cash equivalent balances and short-term investments decreased $21.5 million to $74.6 million from $96.2 million as of December 31, 1995. The net loss of $15.5 million for the six month period ended June 30, 1996 was offset by depreciation and amortization of $1.8 million, a decrease in accounts receivable of $6.9 million, and an increase in accrued expenses of $3.5 million. Reductions of working capital resulted from the increase in inventories of $4.3 million. In addition, accounts payable and deferred revenue decreased $3.5 million, and $1.7 million, respectively.

     Cash used by investing activities of $35.9 million resulted primarily from an increase of $26.3 million in short and long-term investments, additions to property and equipment of $9.3 million and an increase in other assets of $0.3 million.

     Cash provided by financing activities of $13.9 million resulted from net proceeds of long-term debt obligations of $13.4 million and proceeds from the exercise of stock options of $0.5 million.

     In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. There have been no borrowings under this facility. Also in March 1996, RCII obtained a $20.0 million unsecured term loan. The term loan is payable over 16 equal quarterly installments at LIBOR plus 125 basis points or Prime Rate. The term loan is guaranteed by the Company. The Company intends to use this facility to fund working capital requirements and purchase equipment related to the opening of its U.S. vision correction centers. At June 30, 1996, $17.5 million of borrowings were outstanding under this facility.

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

PART II:  OTHER INFORMATION
ITEM 2:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

     German Patent Litigation
     On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind have appealed the judgment. If either appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in non-current assets as restricted cash of $1.5 million at June 30, 1996.

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

PART II:  OTHER INFORMATION
ITEM 2:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

     Burlingame Litigation

     In June 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations.

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

     Seriani Litigation

     On October 26, 1992, Joseph Seriani brought suit against Lens Express, Inc. ("Lens") and certain of its former shareholders in the Florida Circuit Court. The suit alleges violations of the Florida Civil Remedies for Criminal Practices Act - the Florida civil RICO statute - based on events which allegedly occurred in the mid-1980's. Seriani's claims against Lens have been dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed, but have yet to serve on the Company, an amended complaint which includes the Company as an additional defendant. The amended Seriani complaint alleges, among other things, that the Company is liable for the alleged actions of the other defendants by virtue of its acquisition of Lens. The amended Seriani complaint seeks damages of an unspecified amount, treble damages and attorneys' fees. Lens' current motion to dismiss the suit is presently pending. The Company believes the Serianis' suit against the Company and Lens is without merit and intends to contest it vigorously.

     Shareholder Litigation

     On August 2, 1996, a complaint was filed by G. Richard Pearl in the United States District Court for the District of Massachusetts which purports to be a class action. The complaint names as defendants the Company and certain of its officers. On August 12, 1996, two additional complaints, both purporting to be class actions and asserting similar allegations against the same defendants, were filed in the same court by three additional named plaintiffs. The complaints purport to allege securities fraud claims under Sections 10(b), 20(a) and 20(b) of the Securities Exchange Act of 1934. The complaints assert that the Company and the individual defendants made misrepresentations and omissions to the public which caused the Company's stock price to be artificially inflated. The plaintiffs seek unspecified damages, interest, costs and expenses. On August 9, 1996, a complaint, also purporting to be a class action, was filed in the United States District Court for the District of Massachusetts by James J. Locke, together with three other named plaintiffs. The complaint names as defendants the Company and David F. Muller, its Chief Executive Officer. The allegations and relief sought in the complaint are similar to those contained in the Pearl complaint.

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The following matter was submitted to a vote of the shareholders at the Company's annual meeting held on May 29, 1996:

     Proposal 1. David F. Muller and John A. Norris were reelected to the Board of Directors for three year terms.

     The following table summarizes the election results:

                               For         Withheld        Not Voting

Proposal 1

     David F. Muller        25,819,167      262,427        3,172,095
     John A. Norris         25,821,505      260,089        3,172,095


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a.   Exhibits
          --------

          2.1 Agreement and Plan of Merger, dated April 19, 1996 (as amended, the Filed "Merger Agreement"), among Summit Technology, Inc. (the "Registrant"), Summit Acquisition Corporation, a wholly-owned subsidiary of the Registrant, Lens Express, Inc., Mordechai Golan, Creslin Limited, Menderes Akdag and Huseyin Kizanlikli, including a list of exhibits to the Merger Agreement. The Registrant will furnish supplementally a copy of any omitted Exhibit to the Merger Agreement to the Securities and Exchange Commission upon request.*

          2.3  Consent of Coopers & Lybrand*

         11    Statement Re: Computation of per share earnings

     *Previously filed with Form 8-K

     b.   Reports on Form 8-K
          -------------------

          On May 24, 1996, the Company filed a Form 8-K related to its acquisition of Lens Express, Inc. for 1,708,500 shares of the Company's common stock. On July 31, 1996, the Company filed an amendment to this 8-K.

PART II:  OTHER INFORMATION
ITEM 4:   OTHER INFORMATION
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
- ----------------------------------------

Item 5.   Other Information
          -----------------

          On May 15, 1996, the Company acquired Lens Express, a leading mail order distributor of replacement contact lenses and related products to retail consumers in the United States. Lens divides its business into three primary areas: retail, wholesale and group sales. Retail sales consist of new orders of contact lenses, reorders of contact lenses, program sales, sales of eye care solutions, lens case sales, sunglass sales, membership sales and shipping and handling fees. Wholesale sales are made to pharmacies and similar retail outlets and consist of sales of contact lenses, sales of eye care solutions and shipping and handling fees. In addition, in the wake of increasing employee health care costs, Lens has begun to market certain of its eye care programs to large employer groups as a cost effective alternative to more traditional vision indemnity programs. Retail and group sales consisted of over 97% of total sales in 1995. Expenses associated with the acquisition of Lens contributed to a loss for the second quarter of 1996.

          The Company announced the consolidation of its laser manufacturing operations into its Cork, Ireland facility and the elimination of approximately 55 jobs, roughly 9% of the company' consolidated worldwide workforce. The Company announced that it would be taking a one-time restructuring charge of $500,000 in the second quarter of 1996.

          The Company is aware that the federal government is conducting an investigation into the facts and circumstances surrounding the delivery to David Muller, the Company's CEO and Chairman, of a package that apparently included confidential FDA documents. The Company is cooperating with such investigation. There can be no assurance that this investigation will result in any conclusive findings or that further government action will not adversely affect the Company.

          Cautionary Statement under "Safe Harbor" Provisions of the Securities
          ---------------------------------------------------------------------
          Litigation Reform Act of 1995
          -----------------------------

          Statements made in this news release may contain information about the Company's future business prospects. Some of these statements may be considered "forward looking". These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. For further information regarding cautionary statements and factors affecting future operating results, please refer to Summit's annual report on Form 10-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SUMMIT TECHNOLOGY, INC.

Date: August 14, 1996  By: /s/ David F. Muller
      ---------------      -------------------
                           David F. Muller, Ph.D.
                           Chief Executive Officer and Chairman of the Board
Date: August 14, 1996  By: /s/ Rajiv Bhatt
      ---------------      -------------------
                           Rajiv Bhatt
                           Executive Vice President and Chief Financial Officer