Form 10-Q
period 1996-09-30
SUMMIT TECHNOLOGY INC
filed 1996-11-14
CIK 813902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 1996
                                               ------------------

                         Commission File Number: 0-16937
                                                 -------

                             Summit Technology, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                       Massachusetts                        04-2897945
                       -----------------------------------------------
             (State or other jurisdiction of             I.R.S. Employer
              incorporation or organization)            Identification No.)


                   21 Hickory Drive     Waltham, MA            02154
                   -------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


                                  617-890-1234
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
            (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

On September 30, 1996, 30,963,392 shares of common stock, par value $.01 per share were outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                             1996               1995
-----------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)

ASSETS

     Current assets:
         Cash and cash equivalents                                           $ 49,626           $ 74,632
         Short-term investments                                                27,077             21,607
         Accounts receivable, net                                               8,758             16,312
         Inventories, net                                                      20,265             15,703
         Prepaid expenses and other current assets                              4,413              3,271
         Due from related party                                                 1,237                238
         Note receivable from former officer                                      322                381
                                                                             --------           --------
             Total current assets                                             111,698            132,144
                                                                             --------           --------

     Long-term investments                                                     14,587             13,531
     Property and equipment, net                                               18,119              9,300
     Patents, net                                                               6,480              6,795
     Other assets, net                                                          1,530              1,479
     Restricted cash                                                            1,505              1,535
                                                                             --------           --------
             Total assets                                                    $153,919           $164,784
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                                    $  5,183           $  7,771
         Accrued expenses                                                       8,073             10,018
         Current maturities of long-term debt                                   5,154              3,429
         Deferred revenue                                                       1,973              3,425
         Due to related party                                                   2,583                583
                                                                             --------           --------
             Total current liabilities                                         22,966             25,226

     Long-term debt, less current maturities                                   11,630              1,247
     Deferred Taxes                                                                70                 70

     Stockholders' equity:
     Common stock, $.01 par value. Authorized 60,000,000
       shares;  Issued 30,969,517 shares in 1996
       and 30,934,827 in 1995                                                     310                309
     Additional paid-in capital                                               170,889            170,393
     Accumulated deficit                                                      (51,786)           (32,329)
                                                                             --------           --------
                                                                              119,413            138,373
     Treasury stock, at cost, 6,125 shares in 1996 and
     5,284 shares in 1995                                                        (160)              (132)
                                                                             --------           --------
             Total stockholders' equity                                       119,253            138,241
                                                                             --------           --------
             Total liabilities and stockholders' equity                      $153,919           $164,784
                                                                             ========           ========


See accompanying notes to consolidated financial statements.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)


SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                         THREE MONTHS                   NINE MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)        1996              1995            1996          1995
-----------------------------------------------------------------------------------------------------------------

Net revenues                                             $21,009           $27,278         $ 64,411       $69,726
Cost of revenues                                          15,692            17,497           49,083        46,324
                                                         -------           -------         --------       -------

         Gross profit                                      5,317             9,781           15,328        23,402

Operating expenses                                        10,048             9,250           37,908        26,627
                                                         -------           -------         --------       -------

         Operating income (loss)                          (4,731)              531          (22,580)       (3,225)

Other income                                                 790                25            3,105           336
                                                         -------           -------         --------       -------

     Income (loss) before provision
       for income taxes                                   (3,941)              556          (19,475)       (2,889)

     Provision for
         income taxes                                          -                20                -           622
                                                         -------           -------         --------       -------

         Net Income (loss)                               $(3,941)          $   536         $(19,475)      $(3,511)
                                                         =======           =======         ========       =======

Net Income (loss) per share                              $  (.13)          $   .02         $   (.63)      $  (.13)
                                                         =======           =======         ========       =======

Weighted average number of common
shares and common share
equivalents outstanding                                   30,963            27,349           30,950        26,936
                                                         =======           =======         ========       =======


See accompanying notes to consolidated financial statements.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)


SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES                                            NINE MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            ENDED SEPTEMBER 30,
(IN THOUSANDS;  UNAUDITED)                                                  1996                   1995
---------------------------------------------------------------------------------------------------------

     Cash flows used by operating activities:
     Net loss                                                             $(19,475)              $(3,511)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
         Depreciation and amortization                                       2,494                 2,648
         Bad debt recovery                                                    (268)                  (75)
         Changes in operating assets and liabilities:
                Accounts receivable, net                                     7,822                (5,250)
                Inventories                                                 (4,562)               (3,257)
                Prepaid expenses and other current assets                   (1,042)                 (637)
                Accounts payable                                            (2,589)                 (555)
                Accrued expenses                                            (1,457)                  732
                Deferred revenue                                            (1,450)                  749
                Related party, net                                           1,001                     -
                Other, net                                                       -                    14
                                                                          --------               -------
     Net cash provided used by operating activities                        (19,526)               (9,142)
                                                                          --------               -------

     Cash flows from investing activities:
     Decrease  (increase) in short-term investments                         (5,470)                6,560
     Decrease (increase)  in long-term investments                          (1,056)                    -
     Additions to property and equipment, net                              (11,281)               (2,306)
     Restricted cash                                                            30                (1,497)
     Other                                                                    (281)               (1,139)
                                                                          --------               -------

     Net cash provided (used) by investing activities                      (18,058)                1,618
                                                                          --------               -------


     Cash flows from financing activities:
     Net proceeds repayments of long-term debt                              12,109                 2,673
     Proceeds from exercise of stock options                                   469                   957
                                                                          --------               -------
     Net cash provided by financing activities                              12,578                 3,630
                                                                          --------               -------

     Decrease in cash and cash equivalents                                 (25,006)               (3,894)

     Cash and cash equivalents at beginning of period                       74,632                 8,698
                                                                          --------               -------

     Cash and cash equivalents at end of period                           $ 49,626               $ 4,804
                                                                          ========               =======

     Supplemental cash flow information:

     Interest paid                                                        $    894               $   384
                                                                          ========               =======

     Income taxes paid                                                    $     49               $   617
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

(1)      Nature of Business
         ------------------

         Summit Technology, Inc. (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also participates in per procedure royalties payable to Pillar Point Partners, a partnership, formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly owned subsidiary, Refractive Centers International, Inc. ("RCII"), the Company owns and operates vision correction centers. The Company has discontinued its vision correction centers in the U.K. and operates 19 U.S. vision correction centers ("Summit Vision [Registered Trademark] Centers"), many of which are affiliated with prestigious national teaching hospitals. In addition, through its wholly owned subsidiary, Lens Express, Inc., the Company sells contact lenses and related products.

(2)      Summary of Significant Accounting Policies
         ------------------------------------------
         Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries at September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995.

         The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. In May of 1996, the Company acquired Lens Express, Inc. The acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of Lens Express, Inc.

         Net Income (Loss) Per Share
         ---------------------------

         Net income per share is computed based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Net loss per share is computed based on the weighted average number of common shares outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
         SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      Inventories (in thousands)
         --------------------------
         Inventories consist of the following:

                                       September 30,         December 31,
                                           1996                 1995
                                           ----                 ----

         Raw materials and
         subassemblies (net)              $ 5,975              $ 5,802
         Work in process                      691                2,231
         Finished goods                    13,599                7,670
                                          -------              -------

                                          $20,265              $15,703
                                          =======              =======


 (4)     Restatement and Reclassifications
         ---------------------------------

         The 1995 consolidated financial statements reflect retroactive restatement of a dividend of one share of the Company's common stock for every two shares of outstanding common stock paid on December 1, 1995 and restatement for 1.71 million shares issued to acquire Lens Express, Inc. (see note 2). Certain reclassifications were made to the 1995 consolidated financial statements to conform to the 1996 presentation.

(5)      Cash Equivalents, Short and Long Term Investments
         -------------------------------------------------

         Cash equivalents consist of certificates of deposit and highly liquid investment grade corporate bonds with a maturity of three months or less.

         Short-term investments consist of investments with original maturities between three and twelve months. Long-term investments consist of investments with original maturities greater than twelve months. The Company has the intent and the ability to hold these investments to maturity. Investments are carried at cost plus accrued interest, which approximates market. These investments consist of U.S. Government Securities and investment grade corporate bonds.

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      Contingencies
         -------------

         There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery with excimer lasers and holmium lasers that are not owned by the Company. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the Company's excimer laser systems ("Excimer System") or the Company's holmium laser systems ("Holmium System") or their use to perform one or more procedures. While the Company either owns or has obtained from Pillar Point Partners (a partnership formed by the Company and VISX to hold certain U.S. patents) a license to what it believes are the important U.S. patents on laser vision correction to treat nearsightedness, also known as photorefractive keratectomy, or PRK, there can be no assurance that the Company will not be subject to one or more claims for infringement.

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

         German Patent Litigation

         On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind appealed the judgment. On October 17, 1996, Schwind agreed to dismiss its appeal and pay the Company 1.23 million German marks (approximately $800,000) in satisfaction of the Company's judgment. If the Chiron Technolas appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in non-current assets as restricted cash of $1.5 million at September 30, 1996.

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

         On August 28, 1996, an affiliate of VISX, purporting to act on behalf of Pillar Point Partners, commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. The suit alleges that the Company owes equipment royalties to Pillar Point Partners of not less than $4.5 million together with interest, costs and attorneys' fees.

         FTC Investigation

         On October 13, 1995, the Company received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point Partners, VISX, and the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Trade Commission Act, relating to certain arrangements concerning patents of devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners with these laws will depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will ultimately lead the FTC to agree that Pillar Point Partners complies with the U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners.


         Antitrust  Litigation

         In June 1996, a Texas ophthalmologist, Robert G. Burlingame sued Pillar Point Partners, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepard, through his professional corporation, commenced a similar lawsuit against the same parties, in the same Court, alleging substantially similar claims and seeking substantially similar relief.

         Pillar Point Partners Patent Litigation

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

         Pillar Point Partners has also commenced patent infringement litigation against certain ophthalmologists believed to be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as an individual believed to be inducing infringement of such patents. In one such action, the defendants have asserted a counterclaim seeking a declaration that the patents in suit are invalid. In addition, the Company is pursuing litigation against certain other parties engaged in similar activities, including an importer, a service provider and certain other ophthalmologists, some of whom have asserted antitrust and other counterclaims against the Company.

         In October, 1996, Autonomous Technologies Corporation ("Autonomous") sued Pillar Point Partners, the Company and VISX (and certain affiliates of the Company and VISX) in the Federal District Court for Delaware. In this action, Autonomous seeks, INTER ALIA, a declaratory judgment that it does not infringe a certain United States Patent held by Pillar Point Partners, or, alternatively, a judgment ordering that all U.S. patents held by Pillar Point Partners, together with their foreign counterparts, be deemed unenforceable and/or be licensed to Autonomous.

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

Shareholder Securities Law Class Action Litigation

Between August 2, 1996 and October 8, 1996, fourteen actions were commenced against the Company and, in some instances, against certain of its officers in the United States District Court for the District of Massachusetts. The actions are the following:

         Pearl v. Summit Technology, Inc. et al., Civil Action
         -----------------------------------------------------
         No. 96-11589-JLT
         ----------------
         Locke et al. v. Summit Technology, Inc. et al., Civil Action
         ------------------------------------------------------------
         No. 96-11633-JLT
         ----------------
         Kaliser et al. v. Summit Technology, Inc. et al., Civil Action
         --------------------------------------------------------------
         No. 96-11647-JLT
         ----------------
         Kleiman v. Summit Technology, Inc. et al., Civil Action
         -------------------------------------------------------
         No. 96-11648-JLT
         ----------------
         Raphael v. Summit Technology, Inc. et al., Civil Action
         -------------------------------------------------------
         No. 96-11664-JLT

         Grover v. Summit Technology, Inc. et al., Civil Action
         ------------------------------------------------------
         No. 96-11731-JLT
         ----------------
         Shear et al. v. Summit Technology, Inc. et al., Civil Action
         ------------------------------------------------------------
         No. 96-11747-JLT
         ----------------
         Kaye v. Summit Technology, Inc., et al., Civil Action
         -----------------------------------------------------
         No. 96-11809-JLT
         ----------------
         Markewich et al. v. Summit Technology, Inc., et al., Civil Action
         -----------------------------------------------------------------
         No. 96-11845-JLT
         ----------------
         Teachers' Retirement System of Louisiana v. Summit Technology, Inc.,
         --------------------------------------------------------------------
         et al.,
         -------
         Civil Action No. 96-11899 JLT
         -----------------------------
         Hyman v. Summit Technology, Inc., et al., Civil Action
         No. 96-11976-JLT
         ----------------------------------------
         Aitken, et al. v. Summit Technology, Inc., et al., Civil Action
         ------------------------------------------
         No. 96-11977-JLT

         Wallander v. Summit Technology, Inc., et al., Civil Action
         ------------------------------------
         No. 96-12031-JLT

         Merlino v. Summit Technology, Inc., et al., Civil Action
         ------------------------------------------
         No. 96-12044-JLT

Plaintiffs in these actions claim to have been purchasers of the Company's common stock at various times between August, 1995 and July, 1996. Plaintiffs claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of allegedly false and misleading public statements made by the Company or its officers which plaintiffs allege artificially inflated the market price of the Company's stock. Plaintiffs claim that these public statements made material misrepresentations of fact, or failed to disclose material information necessary to make statements made not misleading, concerning a wide variety of matters -- including, for example, the alleged inflation of the Company's publicly reported revenues and earnings through the sale of laser systems for uses beyond FDA approval, the alleged obtaining of FDA approval for

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the Company's Excimer System on the basis of flawed clinical data, the alleged adverse side effects of use of the Company's laser products, the alleged size of the market for LVC systems and procedures in the United States, the alleged competitive position (including cost, quality and safety) of the Company's Excimer System compared with excimer systems under development or sold by competitors, and the alleged position of LVC procedures compared with competitive procedures for vision correction. Among the statements which plaintiffs claim to have been misleading or to have unlawfully omitted material information are statements contained in a number of the Company's filings with the SEC pursuant to the reporting and other requirements of the Securities Exchange Act of 1934 or other provisions of federal securities laws.

         In addition, in one action plaintiff claims violations of Section 20A of the Securities Exchange Act of 1934 by certain officers of the Company due to sales of common stock of the Company while allegedly in the possession of material non-public information.

         The Company expects that all of these actions will be consolidated by the Court. If the cases are consolidated, the Company expects that plaintiffs will file a single consolidated complaint which may restate, modify, delete, or supplement the claims asserted in the nine individual actions.

         Plaintiffs seek certification of these actions as class actions, purportedly on behalf of all purchasers of the Company's common stock, other than defendants, during certain periods of time beginning as early as March 31, 1995 and running through July 4, 1996 in the case of claims under Sections 10(b) and 20(a) and for the period of time between November 30, 1995 and May 10, 1996 in the case of claims under
         Section 20A. Plaintiffs seek unspecified damages, interest, costs and expenses.

         On October 1, 1996, an additional action was commenced against the Company, certain of its officers and directors and the four underwriters to the Company's October 1995 stock offering. The action is captioned:

         Burke v. Summit Technology, Inc., et al., Civil Action No. 96-11969 JLT
         -----------------------------------------------------------------------

         The plaintiff in the action claims to have purchased shares of the Company's common stock pursuant to the Company's Registration Statement on Form S-3 dated October 23, 1995, and declared effective by the Securities and Exchange Commission on or about October 24, 1995 (the "October Registration Statement"). He claims violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the October Registration Statement or failures to disclose

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         material information necessary to make statements made in the Registration Statement not misleading. He claims misrepresentations or omissions concerning a wide variety of matters -- including, for example, the alleged obtaining of FDA approval for the Company's Excimer System on the basis of flawed clinical data, the alleged adverse side effects of use of the Company's laser products, the alleged scope of FDA approval of the Company's Excimer System and its applicability to the Company's products, the alleged sale by the Company of its products in contravention of FDA regulations and alleged royalty payments owed by the Company.

         The Company expects that this action will be coordinated with the ten actions alleging violations of Sections 10(b) and 20(a) by the Court.

         The plaintiff seeks certification of the action as a class action, purportedly on behalf of all purchasers of the Company's common stock pursuant to the October Registration Statement, other than defendants, members of the Company's Board of Directors, members of the immediate family of each of the individual defendants, and any entity in which any defendant has a controlling interest or which is affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of any such excluded party.

         The Company believes that the allegations in these complaints are without merit, and it intends to defend the actions vigorously. There can be no assurance that the Company will not be served with additional complaints of a similar nature in the future, that the Company will ultimately prevail in the pending or any further actions, or that the actions, individually or in the aggregate, will not have a material adverse effect on the Company.


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

         The Company's current strategy is to become an integrated vision correction business by (i) manufacturing and selling laser systems and related products to correct vision disorders; (ii) participating in per procedure royalty from its ownership in Pillar Point Partners; (iii) operating vision correction centers; and (iv) selling contact lenses and related products. The Company believes that this strategy will position it to participate in revenues derived from the sale of Excimer Systems and revenues generated from laser correction of nearsightedness. There can be no assurance, however, that the Company will be successful in achieving these goals. The Company is evaluating its operations and strategies, which may result in the total or partial disposition of one or more of the Company's businesses, or the acquisition by the Company of one or more additional businesses.


RESULTS OF OPERATIONS

1996 as compared with 1995

         Revenues

         Revenues for the three months ended September 30, 1996 decreased 23 % to $21.0 million from $27.3 million for the three months ended September 30, 1995. Revenues for the nine months ended September 30, 1996 decreased 8% to $64.4 million from $69.7 million for the nine months ended September 30, 1995. These decreases were primarily attributable to lower sales of laser systems. These decreases were offset in part by an increase in per procedure royalties. During the nine months ended September 30, 1996, the Company also introduced several per procedure leasing programs, revenue from which will be recognized over the lease term. At the end of the quarter, the Company had 19 Vision Correction Centers (of which 14 were open at the beginning of the quarter) in operation which had revenues of $1.0 million.

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


         Cost of revenues

         Cost of revenues as a percentage of revenues for the three months ended September 30, 1996 increased to 75 % from 64% for the three months ended September 30, 1995. Cost of revenues as a percentage of revenues for the nine months ended September 30, 1996 increased to 76% from 66% for the nine months ended September 30, 1995. The increase in cost of revenues as a percentage of revenues was attributable to unabsorbed fixed overheads due to lower sales of laser systems, lower average selling price of laser systems, and costs incurred in connection with the Company's U.S. vision correction centers. These increases were partially offset by lower cost of revenues as a percentage of revenues associated with per procedure royalties.

         Operating Expenses

         Operating expenses for the three months ended September 30, 1996 increased 9% to $10.0 million from $9.3 million for the three months ended September 30, 1995. Operating expenses for the nine months ended September 30, 1996 increased 42% to $37.9 million from $26.6 million for the nine months ended September 30, 1995. The increases are primarily related to costs incurred in connection with the Company's U.S. vision correction centers, one-time costs incurred in category development consumer advertising and legal expenses. In addition, in the second quarter, the Company had one-time costs incurred in the acquisition of Lens Express, Inc. These increases are offset in part by the Schwind settlement (see footnote 6 to the Consolidated Financial Statements) of $800,000 which has been accounted for as a reduction of operating expenses in the third quarter of 1996.

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)
         SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

         Net Income (Loss)

         Net loss for the three months ended September 30, 1996 was $3.9 million. Net income for the three months ended September 30, 1995 was $.5 million. Net loss for the nine months ended September 30, 1996 was $19.5 million compared to a net loss for the nine months ended September 30, 1995 of $3.5 million. The increases in net loss were primarily due to lower revenues and higher operating expenses. The Company does not expect to achieve profitability in the fourth quarter of 1996.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's liquidity requirements have been met through external financing. As of September 30, 1996, the Company's cash, cash equivalent balances and short-term investments decreased $19.5 million to $76.7 million from $96.2 million as of December 31, 1995. Cash used by operations of $19.5 million resulted primarily from the net operating loss of $19.5 million. In addition, accounts receivable decreased $7.8 million and inventory increased $4.6 million.

         Cash used by investing activities of $18.1 million resulted primarily from an increase of $6.5 million in short and long-term investments, additions to property and equipment of $11.3 million and an increase in other assets of $.3 million.

         Cash provided by financing activities of $12.6 million resulted from net proceeds of long-term debt obligations of $12.1 million and proceeds from the exercise of stock options of $.5 million.

         In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. There have been no borrowings under this facility. Also in March 1996, RCII obtained a $20.0 million unsecured term loan. The term loan is payable over 16 equal quarterly installments at LIBOR plus 125 basis points or Prime Rate. The term loan is guaranteed by the Company. At September 30, 1996, $16.3 million of borrowings were outstanding under this facility.

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

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

         German Patent Litigation

         On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind appealed the judgment. On October 17, 1996, Schwind agreed to dismiss its appeal and pay the Company 1.23 million German marks (approximately $800,000) in satisfaction of the Company's judgment. If the Chiron Technolas appeal is decided against the Company, its infringement verdict in Germany will be overturned and it will be liable for damages which may or may not exceed the amount of the bond. This bond is included in non-current assets as restricted cash of $1.5 million at September 30, 1996.

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

         Canadian Patent Litigation

         On September 5, 1995, VISX sued the Company and eight Canadian ophthalmologists who use or have used the Company's Excimer System, the Federal Court of Canada, Trial Division, asserting that the Excimer System infringed in certain Canadian patents held by VISX. In such suit, VISX seeks, among other things, damages for past infringement and a permanent injunction preventing the Company and the other defendants from manufacturing, marketing, selling, using and inducing others to use the Excimer System in Canada. The Company believes that it has valid defenses to VISX's suit and intends to defend such action vigorously; however, there can be no assurance that the Company will be successful. The Company does not believe that the Canadian market is material to its business. There can be no assurance that additional patent infringement claims in the United States or in other countries will not be asserted against the Company, or, if asserted, that the Company will be successful in defending against such claims.

         FTC Investigation

         On October 13, 1995, the Company received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point Partners, VISX, and the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents of devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners with these laws will depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will ultimately lead the FTC to agree that Pillar Point Partners complies with the U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

         Antitrust Litigation

         In June 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepard, through his professional corporation, commenced a similar lawsuit against the same parties, in the same Court, alleging substantially similar claims and seeking substantially similar relief.

         Pillar Point Partners Patent Litigation

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

         Pillar Point Partners has also commenced patent infringement litigation against certain ophthalmologists believed to be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as an individual believed to be inducing infringement of such patents. In one such action, the defendants have asserted a counterclaim seeking a declaration that the patents in suit are invalid. In addition, the Company is pursuing litigation against certain other parties engaged in similar activities, including an importer, a service provider and certain other ophthalmologists, some of whom have asserted antitrust and other counterclaims against the Company.

         In October, 1996, Autonomous Technologies Corporation ("Autonomous") sued Pillar Point Partners, the Company and VISX (and certain affiliates of the Company and VISX) in the Federal District Court for Delaware. In this action, Autonomous seeks, inter alia, a declaratory judgment that it does not infringe a certain United States Patent held exclusively by Pillar Point Partners, or, alternatively, a judgment ordering that all U.S. patents held by Pillar Point Partners, together with their foreign counterparts, be deemed enforceable and/or be licensed to Autonomous.

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

         Shareholder Securities Law Class Action Litigation

         Between August 2, 1996 and October 8, 1996, fourteen actions were commenced against the Company and, in some instances, against certain of its officers in the United States District Court for the District of Massachusetts. The actions are the following:


                  Pearl v. Summit Technology, Inc. et al., Civil Action
                  -----------------------------------------------------
                  No. 96-11589-JLT
                  -----------------
                  Locke et al. v. Summit Technology, Inc. et al., Civil
                  -----------------------------------------------------
                  Action No. 96-11633-JLT
                  -----------------------
                  Kaliser et al. v. Summit Technology, Inc. et al., Civil
                  -------------------------------------------------------
                  Action No. 96-11647-JLT
                  -----------------------
                  Kleiman v. Summit Technology, Inc. et al., Civil Action
                  -------------------------------------------------------
                  No. 96-11648-JLT
                  ----------------
                  Raphael v. Summit Technology, Inc. et al., Civil Action
                  -------------------------------------------------------
                  No. 96-11664-JLT
                  ----------------
                  Grover v. Summit Technology, Inc. et al., Civil Action
                  ------------------------------------------------------
                  No. 96-11731-JLT
                  ----------------
                  Shear et al. v. Summit Technology, Inc. et al., Civil
                  -----------------------------------------------------
                  Action No. 96-11747-JLT
                  -----------------------
                  Kaye v. Summit Technology, Inc., et al., Civil Action
                  -----------------------------------------------------
                  No. 96-11809-JLT
                  ----------------
                  Markewich et al. v. Summit Technology, Inc., et al.,
                  ----------------------------------------------------
                  Civil Action No. 96-11845-JLT
                  -----------------------------
                  Teachers' Retirement System of Louisiana v. Summit
                  --------------------------------------------------
                  Technology, Inc., et al.,
                  -------------------------
                  Civil Action No. 96-11899 JLT
                  Hyman v. Summit Technology, Inc., et al.,
                  ----------------------------------------
                  Civil Action No. 96-11976-JLT
                  Aitken, et al. v. Summit Technology, Inc., et al.,
                  -------------------------------------------------
                  Civil Action No. 96-11977-JLT
                  Wallander v. Summit Technology, Inc., et al.,
                  --------------------------------------------
                  Civil Action No. 96-12031-JLT
                  Merlino v. Summit Technology, Inc., et al.,
                  ------------------------------------------
                  Civil Action No. 96-12044-JLT



        Plaintiffs in these actions claim to have been purchasers of the Company's common stock at various times between August, 1995 and July, 1996. Plaintiffs claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of allegedly false and misleading public statements made by the Company or its officers

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

         which plaintiffs allege artificially inflated the market price of the Company's stock. Plaintiffs claim that these public statements made material misrepresentations of fact, or failed to disclose material information necessary to make statements made not misleading, concerning a wide variety of matters -- including, for example, the alleged inflation of the Company's publicly reported revenues and earnings through the sale of laser systems for uses beyond FDA approval, the alleged obtaining of FDA approval for the Company's Excimer System on the basis of flawed clinical data, the alleged adverse side effects of use of the Company's laser products, the alleged size of the market for LVC systems and procedures in the United States, the alleged competitive position (including cost, quality and safety) of the Company's Excimer System compared with excimer systems under development or sold by competitors, and the alleged position of LVC procedures compared with competitive procedures for vision correction. Among the statements which plaintiffs claim to have been misleading or to have unlawfully omitted material information are statements contained in a number of the Company's filings with the SEC pursuant to the reporting and other requirements of the Securities Exchange Act of 1934 or other provisions of federal securities laws.

         In addition, in one action plaintiff claims violations of Section 20A of the Securities Exchange Act of 1934 by certain officers of the Company due to sales of common stock of the Company while allegedly in the possession of material non-public information.

         The Company expects that all of these actions will be consolidated by the Court. If the cases are consolidated, the Company expects that plaintiffs will file a single consolidated complaint which may restate, modify, delete, or supplement the claims asserted in the nine individual actions.

         Plaintiffs seek certification of these actions as class actions, purportedly on behalf of all purchasers of the Company's common stock, other than defendants, during certain periods of time beginning as early as March 31, 1995 and running through July 4, 1996 in the case of claims under Sections 10(b) and 20(a) and for the period of time between November 30, 1995 and May 10, 1996 in the case of claims under
         Section 20A. Plaintiffs seek unspecified damages, interest, costs and expenses.

         On October 1, 1996, an additional action was commenced against the Company, certain of its officers and directors and the four underwriters to the Company's October 1995 stock offering. The action is captioned:

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

         Burke v. Summit Technology, Inc., et al., Civil Action No. 96-11969 JLT
         -----------------------------------------------------------------------

         The plaintiff in the action claims to have purchased shares of the Company's common stock pursuant to the Company's Registration Statement on Form S-3 dated October 23, 1995, and declared effective by the Securities and Exchange Commission on or about October 24, 1995 (the "October Registration Statement"). He claims violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the October Registration Statement or failures to disclose material information necessary to make statements made in the Registration Statement not misleading. He claims misrepresentations or omissions concerning a wide variety of matters -- including, for example, the alleged obtaining of FDA approval for the Company's Excimer System on the basis of flawed clinical data, the alleged adverse side effects of use of the Company's laser products, the alleged scope of FDA approval of the Company's Excimer System and its applicability to the Company's products, the alleged sale by the Company of its products in contravention of FDA regulations and alleged royalty payments owed by the Company.

         The Company expects that this action will be coordinated with the ten actions alleging violations of Sections 10(b) and 20(a) by the Court.

         The plaintiff seeks certification of the action as a class action, purportedly on behalf of all purchasers of the Company's common stock pursuant to the October Registration Statement, other than defendants, members of the Company's Board of Directors, members of the immediate family of each of the individual defendants, and any entity in which any defendant has a controlling interest or which is affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of any such excluded party.

         The Company believes that the allegations in these complaints are without merit, and it intends to defend the actions vigorously. There can be no assurance that the Company will not be served with additional complaints of a similar nature in the future, that the Company will ultimately prevail in the pending or any further actions, or that the actions, individually or in the aggregate, will not have a material adverse effect on the Company.

PART II:  OTHER INFORMATION
ITEM 5:   OTHER INFORMATION
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

ITEM 5.   OTHER INFORMATION
          -----------------

          On September 5, 1996, David F. Muller, the Company's Chairman and Chief Executive Officer, was terminated from all positions with the Company and its subsidiaries. D. Verne Sharma, the Company's President, was elected interim Chief Executive Officer. There can be no assurance that disputes will not arise between Dr. Muller and the Company relating to his termination or that, if such disputes were to occur, they could be resolved without litigation.

          On October 7, 1996, the Company's Registration Statement No. 333-03765 dated October 3, 1996 was declared effective by the Securities Exchange Commision. The information contained in such Registration Statement, which is on file with the Securities Exchange Commision, is incorporated herein by reference.


PART II:  OTHER INFORMATION
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   Exhibits
          --------


          11   Statement Re: Computation of per share earnings

          99 The Company's Registration Statement No. 33-03765 dated October 3, 1996*


*On file with the Securities Exchange Commission and incorporated herein by reference.

PART II:  OTHER INFORMATION
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

     b.   Reports on Form 8-K
          -------------------

          On May 24, 1996, the Company filed a Form 8-K related to its acquisition of Lens Express, Inc. for 1,708,500 shares of the Company's common stock. On July 31, 1996, the Company filed an amendment to this 8-K. On October 16, 1996, the Company filed a Form 8-K disclosing that it had been served with four shareholder actions in addition to those described in its Registration Statement on Form S-3 (No. 333-03765).


Cautionary Statement under "Safe Harbor" Provisions of the Securities
---------------------------------------------------------------------
Litigation Reform Act of 1995
-----------------------------

         Statements made in this report may contain information about the Company's future business prospects. Some of these statements may be considered "forward looking". These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. For further information regarding cautionary statements and factors affecting future operating results, please refer to Summit's annual report on Form 10-K for the year ended December 31, 1995 and its Registration Statement No. 333-03765 dated October 3, 1996 on file with the Securities Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUMMIT TECHNOLOGY, INC.


Date:                               By:
      ---------------                     ----------------------------
                                          D. Verne Sharma
                                          President and Chief Executive Officer

Date:                               By:
      ---------------                     ----------------------------
                                          Rajiv Bhatt
                                          Executive Vice President and
                                          Chief Financial Officer