Form 10-K
period 1996-12-31
SUMMIT TECHNOLOGY INC
filed 1997-03-31
CIK 813902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       OR
      __TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Year Ended December 31, 1996            Commission File Number:  0-16937


                             SUMMIT TECHNOLOGY, INC.

             (Exact name of registrant as specified in its charter)


         Massachusetts                                04-897945
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


 21 Hickory Drive, Waltham, Massachusetts                02154
 (Address of principal executive officer)             (Zip Code)

                                 (617) 890-1234
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                  Common Stock and Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X YES __NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing price for the registrant's voting stock on February 28, 1997, the aggregate market value of such voting stock held by non-affiliates of the registrant was approximately $276 million on said date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding on February 28, 1997 was 31,027,282.

                   DOCUMENTS INCORPORATED IN TEXT BY REFERENCE
Certain portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

GENERAL

         The Company's operations presently consist of (i) manufacturing, selling and servicing laser systems and related products to correct vision disorders; (ii) participating in per procedure royalties from its ownership in Pillar Point Partners ("Pillar Point Partners"), a partnership jointly formed by the Company and VISX, Incorporated ("VISX") in 1992; and (iii) selling contact lenses and related products by mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens"), which the Company acquired on May 15, 1996. The Company also operates nineteen vision correction centers ("Vision Correction Centers") which offer Laser Vision Correction services directly to consumers. On January 30, 1997, the Company publicly announced its plan to discontinue its Vision Correction Centers business. The Company anticipates that the business will be disposed of by July, 1997. The Company's Vision Correction Centers have been accounted for as a discontinued operation. The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.

         Summit Technology, Inc. was incorporated in Massachusetts on November 27, 1985 and commenced operations on January 1, 1986. The Company's executive offices are located at 21 Hickory Drive, Waltham, Massachusetts 02154, and its telephone number is (617) 890-1234.

LASER VISION CORRECTION BUSINESS

Overview

         The Company develops, manufactures, sells and services ophthalmic laser systems and related products designed to correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism with a procedure known as Laser Vision Correction. The Company also participates in per procedure royalties through its ownership interest in Pillar Point Partners. On October 20, 1995, the Company's excimer system ("Excimer System") became the first excimer laser system to be approved by the U.S. Food and Drug Administration ("FDA") for commercial sale in the United States to treat nearsightedness. The approval covers the use of the Excimer System to treat nearsightedness between 1.5 and 7.0 diopters with a six millimeter ablation zone. On February 7, 1997, an advanced model of the Company's Excimer System, referred to as Apex Plus, was approved by the FDA for the same indications. The FDA has not approved the Excimer System to treat astigmatism and farsightedness.

Market

         It is estimated that over 140 million people in the U.S. use eyeglasses or contact lenses to correct common vision disorders and over 60 million of these individuals suffer from nearsightedness. U.S. consumers spent an estimated $14.6 billion in eyeglass and contact lens purchases in 1996. The Company believes that Laser Vision Correction performed with its Excimer System will make it possible for many of these people to eliminate or reduce their reliance on corrective eyewear. The Company believes that over 30 million people in the U.S. use contact lenses and that many of these individuals would be particularly receptive to Laser Vision Correction as they have already chosen to use an alternative to eyeglasses for vision correction. In 1996, approximately 70,000 Laser Vision Correction procedures were performed in the U.S. with licensed Company and VISX systems.

         The principal purchasers of the Company's laser systems have been ophthalmologists, universities, clinics, hospitals and businesses which have been created specifically to participate in the Laser Vision Correction market in the U.S. The Company believes that U.S. ophthalmologists, who number approximately 13,000, are receptive to Laser Vision Correction as a treatment for nearsightedness.

         As of March 15, 1997, the Company had sold or leased over 230 Excimer Systems for use in the U.S.

Products Uses

         Ophthalmologists use the Company's laser systems to treat the following:

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

Products

         Excimer System. The Company's principal laser product is its Excimer System. The FDA has approved the Excimer System for sale in the U.S. to treat mild to moderate nearsightedness with Laser Vision Correction. In addition to the U.S., the Company is seeking to obtain regulatory approval for the sale of its Excimer Systems in Japan. The Excimer System delivers pulses of ultraviolet laser light to an eye to ablate (remove) submicron layers of tissue from the surface of the cornea. Most of the laser light that the Excimer System generates is absorbed by the ablated (removed) corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. All procedures using the Excimer System are performed on an outpatient basis with topical anesthesia. These attributes make the Excimer System well suited to corneal surgery.

         The Excimer System currently is configured to treat nearsightedness using a mechanical iris device that shapes light. The Company is now conducting clinical trials for approval of the Excimer System to treat farsightedness, astigmatism and combinations of these disorders using the emphasis(R) laser disk ("Laser Disk"), a single-use polymer disk that the Company has developed. To use the Laser Disk, an ophthalmologist determines the correction, selects the appropriate Laser Disk and places it in the laser beam path of the Excimer System. As the laser ablates the Laser Disk, its shape is replicated on the cornea. The Company's Apex Excimer System, which was approved by the FDA in October, 1995 for treatment of mild to moderate nearsightedness using a mechanical iris, requires a hardware upgrade to permit treatment of astigmatism and hyperopia using the Company's Laser Disk. The Company's Apex Plus Excimer System, which the FDA approved on February 7, 1997 for treatment of mild to moderate nearsightedness with a mechanical iris (the same indications for which the Apex model is approved), is capable, without hardware modification, of treating astigmatism and farsightedness using the Laser Disk, although it has not been approved by the FDA for these indications. The Company is presently offering the Apex Plus in the U.S. for treatment of mild to moderate nearsightedness using a mechanical iris. The Company is also offering to upgrade existing Apex systems to the Apex Plus configuration and intends to charge customers for this upgrade at prices approximating its cost. The Company is presently offering the Apex Plus Excimer System for use with the Laser Disk to treat astigmatism and hyperopia in foreign markets.

         Holmium System. The Company's holmium laser system ("Holmium System") delivers high intensity pulses of infrared light to an eye by means of a fiber optic cable and a single-use, hand-held probe that directly contacts the eye at the exact spots chosen by the ophthalmologist. All procedures using the Holmium System are performed on an outpatient basis with topical anesthesia. The Company has discontinued production and sale of the Holmium System.

Procedures

         Laser Vision Correction. Laser Vision Correction, also known as Photorefractive Keratectomy ("PRK"), is an outpatient surgical procedure performed with the Excimer System to treat nearsightedness, farsightedness and astigmatism, wherein submicron layers of tissue are ablated (removed) from the surface of the cornea in a predetermined pattern to reshape the cornea. The goal of Laser Vision Correction is to eliminate or to reduce a person's reliance on corrective eyewear.

         When performing Laser Vision Correction with the Excimer System, the ophthalmologist determines the exact correction required (which is measured by the same examination used to prescribe eyeglasses or contact lenses) and programs the correction into the Excimer System's computer. If a Laser Disk is used, the Laser Disk itself contains the correction. The ophthalmologist removes the thin surface layer of the cornea (the epithelium) and positions the patient for the laser procedure. The Excimer System emits laser pulses, each of which lasts several billionths of a second, to ablate submicron layers of tissue from the surface of the cornea in a predetermined pattern to reshape the front surface of the cornea. The average procedure consists of approximately 150 laser pulses and lasts approximately 15 to 40 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

         Following the procedure, the ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. Individuals undergoing Laser Vision Correction generally experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. Although most patients experience improvement in uncorrected vision within a few days of the procedure, it generally takes from two to six months for the correction to stabilize and for the full benefit of the procedure to be realized. An individual typically has one eye treated in a session, with the second eye treated three to six months thereafter.

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

         Other Procedures. Other procedures which the Excimer and Holmium Systems are capable of performing include Laser In Situ Keratomileusis ("LASIK") (a procedure performed with the Excimer System to treat nearsightedness, astigmatism and hyperopia), Laser Thermal Keratoplasty ("LTK") (a procedure performed with the Holmium System to treat farsightedness and astigmatism by shrinkage of corneal tissue) and Laser Sclerostomy ("LS") (a surgical procedure performed with the Holmium System to treat the symptoms of glaucoma by making an opening in the front chamber of the eye). The Company's Excimer System is not approved for LASIK or LTK procedures in the U.S. The Company discontinued its LTK trials in 1996.

Safety and Efficacy

         According to the two year follow-up data that the Company accumulated during its Laser Vision Correction clinical trials for nearsightedness, all of the individuals undergoing Laser Vision Correction in Phase III clinical trials experienced an improvement in visual acuity without corrective eyewear. Prior to Laser Vision Correction, 95% of the eyes were 20/200 or worse. Of the eyes treated, approximately 91% improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear, while the remaining 9% experienced improved vision without corrective eyewear, but still required corrective eyewear to achieve 20/40 vision or better.

         The first Laser Vision Correction procedure for the treatment of nearsightedness using the Excimer System was performed in 1989 and the first PTK procedure for the treatment of corneal pathology using the Excimer System was performed in 1988. Concerns about the safety and efficacy of the Excimer System include predictability and stability of results, potential complications, and unwanted side effects. See, "Cautionary Statements and Risk Factors Affecting Future Operating Results - Safety and Efficacy Concerns."

Sales and Marketing

         The Company sells its Excimer Systems and related products worldwide (subject to regulatory restrictions) through a direct sales force, independent sales representatives and distributors. The Company sells its products on open credit to select distributors and end users, but in many instances requires a letter of credit or a commitment from a third party lessor to secure payment.

         In 1996, the Company began promoting Laser Vision Correction directly to consumers through television, radio and print advertising, public relations and teleservices using broad, media-based "category development" marketing techniques. The results did not justify the high cost. The Company discontinued these category development efforts in favor of more focused marketing utilizing the resources of its Lens Express subsidiary. These efforts, which are intended to assist owners of the Company's Excimer System in attracting patients, include direct mail and lead generation programs targeted at contact lens wearers.

Patents and Pillar Point Partners

         General. There are a number of U.S. patents covering methods and apparatus for performing corneal surgery with excimer lasers, including a large number owned by the Company and VISX. There also are many foreign patents covering apparatus for performing excimer laser corneal surgery, including patents or patent rights held by the Company, VISX and others. If the foreign patents held by VISX or others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of certain of the Company's excimer-based products manufactured or sold abroad. The Company has instituted and is the subject of infringement actions with respect to foreign patents. See "Legal Proceedings -- German Patent Litigation and -- Canadian Patent Litigation."

         The Company believes that its patents and the patents licensed to the Company and VISX by Pillar Point Partners are crucial to its ability to realize revenues and earnings through the collection of per procedure royalties.

         Pillar Point Partners. On June 3, 1992, the Company, through a subsidiary, entered into a Formation Agreement ("Formation Agreement") with a subsidiary of VISX to settle disputes regarding their U.S. patents covering methods and apparatus for performing ultraviolet laser corneal surgery (the "Subject Matter"). All U.S. patents now or hereafter granted to the Company or VISX which could preclude either company from making, using or selling in the U.S. its excimer laser corneal surgery systems as designed on that date were, or are required to be, exclusively licensed or offered for exclusive license to Pillar Point Partners. Pursuant to the Formation Agreement, the Company and VISX (the "Partners") each contributed to Pillar Point Partners (also referred to as the "Partnership") the exclusive right to make, use and sell apparatus and perform (including the right to license others to perform) procedures covered by any of their U.S. patents relating to the Subject Matter (the "Pillar Point Patents"). The Partnership arrangement does not cover foreign patents, nor does it include the so-called Crozaphon/Azema patent which the Company purchased in 1993 (the "Azema Patent") and with respect to which the Company has commenced an infringement action against VISX. See "Legal Proceedings -- U.S. Patent Litigation Against VISX". The Partnership's policy is to license Pillar Point Patents to manufacturers and sellers of ophthalmic excimer laser systems in the U.S., including the Company and VISX, in return for per procedure royalties and royalties on equipment sales.

         Simultaneously with the formation of the Partnership, the Company and VISX entered into separate license agreements with the Partnership, for the life of the Pillar Point Patents, whereby each is entitled to the benefit of the Pillar Point Patents. The Partnership's patent rights will begin to expire in May 2004 (seventeen years from the issuance date of the first patent), subject to the possible extension of the term of certain patents covering products regulated by the FDA. The duration of such patent term extensions, if available to and sought by the patent owners, will be determined by the U.S. Patent Office, after calculation of the regulatory review period and taking into account the remaining duration of the patent after FDA approval is obtained.

         In general, each of the Company and VISX is required to pay to the Partnership royalties ranging from 3% to 6% of equipment sales. No sales royalties are due on sales of systems before the Excimer System was approved by the FDA for Laser Vision Correction to treat nearsightedness, or on sales to affiliates of the Company or VISX unless the number of systems sold to such affiliates exceeds 50% of all systems manufactured by such manufacturer in the U.S. in a given year. In addition, each licensee is required to pay the Partnership a per procedure royalty each time a laser system sold or leased by it in the U.S. is used to perform a procedure covered by the Pillar Point Patents, including procedures performed at Vision Correction Centers. The Partnership has set the per procedure royalties at $250 for Laser Vision Correction and $0 for PTK. Each licensee has complete discretion whether and to what extent it will require per procedure royalty payments from customers; however, each licensee is required to make the royalty payments to the Partnership regardless of collection from customers.

         Partnership profits and losses are allocated between the Partners by revenue category and cash is distributed periodically. Profits from royalties received from third parties as a result of the sale of their equipment are allocated 50% to the Company and 50% to VISX. Profits from royalties paid to the Partnership on equipment sales by the Company and VISX are allocated entirely to VISX. The first $30 of profits realized from each per procedure royalty from Laser Vision Correction procedures using an adjustable iris is allocated to VISX and the remaining profits are allocated 50% to the Company and 50% to VISX. Partnership profits realized from the receipt of each per procedure royalty from Laser Vision Correction procedures performed with a Laser Disk are allocated so that VISX receives the first $30, the Company receives the next $30, with the balance allocated 50% to each thereafter. Partnership profits realized from receipt of each PTK per procedure royalty are allocated 51% to VISX and 49% to the Company, but the Partnership has decided not to charge any per procedure fees for PTK. The agreements further provide that the Partners waive any rights to bring an action to partition the Partnership property and that neither Partner may voluntarily cause a dissolution of the Partnership.

         The Company, VISX and Pillar Point Partners are involved in several disputes with respect to royalties, patent infringement and related antitrust issues and are also the subject of a Federal Trade Commission ("FTC") investigation. See "Legal Proceedings -- VISX Royalty Action, -- Pillar Point Partners Patent Litigation, -- Antitrust Litigation and -- FTC Investigation".

         Other. In 1992, IBM granted the Company a non-exclusive license to its patent covering excimer laser ablation of tissue and the Company agreed to pay to IBM a royalty of 2% of the net selling price of its Excimer Systems sold or leased in the U.S. and certain other countries. The Company has also entered into a license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, the Company has agreed to pay a royalty on certain laser components of its products.

Research and Product Development

         The Company expended $6.2 million, $5.6 million and $5.9 million for research, engineering and product development, including regulatory and clinical affairs, during 1994, 1995 and 1996, respectively. The Research, Development and Engineering Department, which also deals with regulatory and clinical affairs, was comprised as of March 19, 1997 of 40 full-time employees, of whom four have Ph.D.'s and two have Masters degrees.

Installation, Service and Training

         The Company installs and maintains its Excimer Systems through a combination of directly employed technicians and Company-trained employees of its distributors. Installation, training and the first year of maintenance are generally included in the purchase price of the Excimer System, except for sales to certain distributors who are required to install Excimer Systems and provide maintenance to their customers for one year. Thereafter, the Company offers annual equipment maintenance contracts to owners of Excimer Systems. Upon installation of an Excimer System, a clinical specialist from the Company may travel to the site to train the ophthalmologist in the clinical use and operation of the Excimer System. The Company maintains a 24-hour telephone service for emergency maintenance calls.

Competition

         Consumer Market. In the foreseeable future, the Company believes that eyeglass and contact lens use will continue to be the most popular alternative to Laser Vision Correction. Advantages of corrective eyewear include the comparatively low immediate cost (although the Company believes that eyeglass and contact lens wearers may spend well in excess of the cost of Laser Vision Correction over their lifetimes) and the avoidance of surgery. It is likely that eyeglass and contact lens manufacturers, some of whom have greater financial resources than the Company, will continue to develop, enhance and market their products to make them as attractive as possible to people with refractive vision disorders. Other manual surgical, laser surgical and non-surgical techniques to treat vision disorders, such as RK, are currently in use or under development, which may prove to be more attractive to consumers than Laser Vision Correction.

         Ophthalmic Excimer Laser Equipment. To date, the Company's principal competition in the U.S. market for ophthalmic excimer laser equipment has been VISX and, to a lesser extent, "gray market" and "homemade" lasers.

Although the Company's Excimer System was the first excimer laser approved by the FDA for commercial sale in the U.S. to treat nearsightedness with Laser Vision Correction, VISX received FDA approval for its excimer laser system for Laser Vision Correction to treat nearsightedness in March of 1996 and in February of 1997 announced that it had received an approvable letter from the FDA for use of its excimer system to treat astigmatism. Receipt by VISX of FDA approval to market its system in the U.S. for the treatment of nearsightedness, as well as its announced receipt of an approvable letter to market its system in the U.S. for treatment of astigmatism, have had a negative impact on the Company's laser sales. See "Cautionary Statements and Risk Factors Affecting Future Operating Results -- Competition in the Vision Correction Industry".

         Although the Company believes that there are significant requirements for entry into the manufacturing field, including patents and, in the U.S., the long lead time required to obtain FDA approvals, additional competitors have entered the equipment manufacturing business. Competitors may have greater financial resources than the Company, may be able to offer their products at a lower cost or may develop procedures that involve a lower per-procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required. Methods of competition include efficacy, price, maintenance costs, service capabilities and treatment modalities. The Company believes that its Excimer System is a strong competitor in all these areas.

         The Company is aware that certain U.S. physicians are performing refractive procedures in the U.S. with used "gray market" Excimer Systems purchased from overseas third parties at prices below those charged by the Company for new U.S. systems. In addition, certain U.S. ophthalmologists are performing refractive procedures in the U.S. with so-called "homemade" excimer lasers that have not been approved by the FDA for commercial use in the U.S. The gray market laser systems and homemade laser systems are adversely affecting the Company's U.S. system sales and its ability to collect per procedure royalties. See "Cautionary Statements and Risk Factors Affecting Future Operating Results -- Competition in the Vision Correction Industry," and "Legal Proceedings -- Pillar Point Partners Patent Litigation."

Government Regulation

         Background. The Company's Excimer Systems and related disposables (including the Laser Disk) are regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act"). As such, these devices require a premarket clearance or premarket approval (a "PMA") by the FDA prior to commercialization in the U.S. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the U.S. Noncompliance with applicable requirements can result, among other things, in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval of devices, recommendations by the FDA that the Company not be allowed to enter into government contracts and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         In the U.S., medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls the FDA deems necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to Good Marketing Practices ("GMP") and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive a PMA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

         Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k).

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

         The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training materials (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. The FDA review of a PMA application generally takes one to two years from the date such application is accepted for filing but may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials or clarification of information already provided in the submission. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

         The PMA process is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Significant unforeseen delays in the approval process could occur as a result of the FDA's failure to schedule advisory review panels, changes in established review guidelines, regulations or administrative interpretations, or determinations by the FDA that the clinical data collected are insufficient to support the safety and efficacy of one or more of the devices for their intended uses or that the data warrants the continuation of clinical studies. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements. If the FDA's evaluation of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter authorizing commercial distribution of the device for certain indications (an "Approval Letter") or an approvable letter which usually contains a number of conditions which must be met in order to obtain final approval (an "Approvable Letter"). When and if the conditions of an Approvable Letter have been fulfilled to the satisfaction of the FDA, the agency will issue an Approval Letter. If the FDA's evaluation of the PMA application or manufacturer's facilities are not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter". Furthermore, the FDA may approve a device for some procedures but not others or for certain classes of patients and not others. Modifications to a device that is the subject of a PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. The Company has made certain minor manufacturing changes to the Excimer System since the device was approved by the FDA for PTK. Although the Company believes such changes are minimal and do not require the filing of a PMA supplement or prior approval by the FDA, there can be no assurance that the FDA would not require the Company to file a PMA supplement, which would result in additional costs and delays in marketing the modified device. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. Delays in obtaining, or failure to obtain, requisite regulatory approvals or clearances in the U.S. and other countries would prevent the marketing of the Excimer System and other devices and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition, and results of operations.

         Excimer System. The Company believes that the Excimer System requires a PMA or a PMA supplement for each of the surgical procedures which it is intended to perform. The FDA may grant a PMA with respect to a particular procedure performed with the Excimer System only when it is satisfied that the use of the device for that particular procedure is safe and effective. In granting a PMA, the FDA may restrict the types of patients who may be treated, thereby limiting the market acceptance of the Excimer System. The FDA may grant approval of the Excimer System for use with certain procedures but not others.

         The Company received from the FDA an Approval Letter dated October 20, 1995 for the Company's use of the Excimer System in the U.S. to treat between 1.5D and 7.0D of myopia using Laser Vision Correction. The Approval Letter authorizes the Company to commercially distribute the device for its approved indications in the U.S. The Approval Letter also places certain restrictions on the use, labeling, promotion and advertising of the device and requires the Company to notify purchasers and users of these restrictions. The restrictions concern, generally, the use of the device only by trained practitioners, the information that must be provided to prospective patients, and the inclusion of specified indications, risks and benefits in all promotion and advertising for use of the Excimer System using Laser Vision Correction

         The FDC Act authorizes any interested person to petition for administrative review of the FDA's decision to approve a PMA application. After reviewing the petition, the agency decides whether to grant or deny the petition and publishes a notice of its decision in the Federal Register. If the FDA grants the petition, the notice will state the issue to be reviewed, the form of the review to be used, the persons who may participate in the review, the time and place where the review will occur, and other details. Challenges to an FDA approval of a PMA application since enactment of the Medical Device Amendments of 1976 on May 28, 1976 have been rare and, to the Company's knowledge, no PMA application has ever been revoked by the agency based on such a challenge. The Company is aware that at least two persons have filed a petition with the FDA alling for reconsideration of the FDA's approval of the Company's PMA for its Excimer System as described above. If the FDA were to grant such a petition, the Company could continue to market the device during the agency's deliberations. If, however, the FDA, after a hearing, were to revoke its approval of the Company's PMA application, the Company would be required to cease marketing the device. Such an FDA action would have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company has obtained FDA approval to conduct several additional studies involving subsets of patients under the Company's IDEs for Laser Vision Correction. The Company received FDA approval to initiate Phase III toric astigmatism trials on April 12, 1996 and on November 25, 1996 received FDA approval to initiate hyperopia trials. These U.S. clinical trials are under way. There can be no assurance that the device will be shown to be safe and effective, or that it will be approved or cleared by FDA or foreign bodies, for the intended uses for which it is being investigated.

         Holmium System. In June 1992, the Company was granted 510(k) premarket clearance for its Holmium System and a related disposable hand-held probe for performing LS. In June 1993, the Company was granted premarket clearance for a second hand-held tip for performing LS. The Company has discontinued production of the Holmium System and the related hand-held tips, as well as its IDE studies of the Holmium System using LTK to treat hyperopia and astigmatism.

         Other Regulatory Requirements. Any products that the Company manufactures or distributes pursuant to a premarket clearance notification or a PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires the Company to manufacture its products in registered establishments and in accordance with its GMP regulations and to list its devices with the FDA. The Company's facilities in the U.S. and Ireland are subject to periodic GMP inspections by the FDA. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations which will likely increase the cost of compliance with GMP requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval of devices, recommendation by the FDA that the Company may not be allowed to enter into government contracts and criminal prosecution. The FDA also has the authority to request the repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

         Furthermore, the introduction of the Company's products in foreign countries may require obtaining foreign regulatory clearances. Sales of the Company's laser systems are limited in several countries in addition to the U.S., including Japan and Mexico. There can be no assurances that the Company will be able to obtain regulatory clearances for its products in the U.S. or foreign markets.

LENS EXPRESS

Overview

         On May 15, 1996, the Company acquired Lens, a leading mail order distributor of contact lenses and related products in the United States. Lens' retail sales consist of new orders of contact lenses, reorders of contact lenses, program sales, sales of eye care solutions, lens case sales, sunglass sales, membership sales and shipping and handling fees. Lens' wholesale sales are made to pharmacies and similar retail outlets and consist of sales of contact lenses, sales of eye care solutions and shipping and handling fees. Lens also markets certain of its eye care programs to large employers as a cost effective alternative to more traditional vision indemnity programs. Retail and group sales consisted of over 97% of total sales in 1996. See "Cautionary Statements and Risk Factors Affecting Future Operating Results - Risks Associated With Lens."

         The process of purchasing contact lenses through Lens Express consists of a few simple steps. A customer first places a call to the Lens 800 telephone number to order contact lenses. The Lens operators then explain that the company's services are available to the customer after Lens first receives a valid prescription. For customers without a valid prescription, Lens will supply the names of ophthalmologists or optometrists located in a customer's immediate location from its nationwide network of over 2,500 doctors who will provide an examination and prescription. Lens cannot distribute contact lenses to a patient without a verified prescription. Many states permit Lens to obtain telephone verification from the patient's contact lens prescriber; other states have stricter requirements, including at least one state which requires that Lens obtain a written copy of the patient's prescription before lenses may be shipped. Some practitioners resist verifying prescriptions to Lens because they regard Lens as their competitor in the sale of lenses to their customers. Approximately 30% of Lens' orders are shipped on the day the order is received. Of the balance, approximately 20% cannot be shipped on the day the order is received because the product is not in stock, and approximately 35% cannot be shipped on the day the order is received because Lens has not yet been able to verify the customer's prescription.

         Several manufacturers of contact lenses have historically refused to sell lenses to mail order distributors including Lens, and accordingly, Lens obtains most of its contact lens inventory from others. The price Lens pays for its inventory is therefore higher in some cases than those paid by practitioners, chains and others who are able to buy directly from the manufacturers. Although Lens has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there are some lens models that are difficult and/or expensive for Lens to obtain. This has resulted in Lens being unable to fill some customer orders at all or filling them at little or no profit and has negatively impacted Lens' growth and profitability. Lens believes that the manufacturers' "refusal to deal" with Lens is being challenged on antitrust grounds by the Florida State Attorney General and others.

         Most orders are shipped via two day air and paid for with a valid credit card or C.O.D. and Lens has little collection or bad debt expenses.

         Most of Lens' retail customers join the Lens Express Discount Club for a fee of $25 for three years or $40 for five years. Membership in this club entitles a member to receive discounts on contact lenses and other products and services.

Competition

         The contact lens and solutions business is extremely competitive, and Lens competes actively for customers. Ophthalmologists/optometrists are Lens' primary competition, representing approximately 65% of all U.S. contact lens sales. Some of these practitioners are reluctant to provide Lens with prescription information for their patients, which can make it difficult for Lens to obtain the timely prescription verification it requires in order to ship contact lenses. National Optical Chains represent an estimated 30% of the U.S. contact lens market. Some pharmacies have recently begun to sell contact lenses directly to consumers. Several of the mass merchandisers, such as Wal-Mart, Sam's, and Costco, have entered the optical market offering lower prices than typically offered by chains and professionals. There are approximately 15 mail order contact lens companies in the United States, exclusive of Lens. Lens Express is believed to be the largest mail order contact lens supplier in the United States. A number of companies offer vision care programs and indemnity plans which compete with the Lens Express Vision Care Program. Competition for eye care solutions is extremely intense and price sensitive with generic or private label solutions providing a cost advantage over traditional higher-priced branded products.

Marketing and Advertising

          Lens' sales are highly dependent upon the amount and effectiveness of its marketing and advertising. Lens utilizes primarily print, radio, television, interactive mediums, inserts and referrals. These efforts have helped produce a database of over several million people who have expressed an interest in purchasing contact lenses and have requested a brochure from Lens. The use of a well-known celebrity spokesperson, in combination with the company's reputation for quality, reliability and service, have contributed to Lens' growth and expanding name recognition. Lens has determined that the use of television represents the greatest opportunity for customer awareness and, therefore, sales of Lens products and services. In addition to television, Lens advertises extensively in print. Lens also uses promotions with major credit cards to market its services and products. Periodically, Lens places coupons offering replacement contact lenses at special discounts in credit card monthly statements.

Government Regulation

         While some states impose little or no specific regulation of mail order dispensing of replacement contact lenses, other states have stricter requirements. Burdensome regulatory requirements imposed by certain states, such as prohibiting dispensing of replacement lenses prior to receipt of a written prescription, make it more difficult and expensive for Lens to sell replacement lenses in such states. There can be no assurance that other states will not enact or impose laws or regulations that prohibit mail order dispensing of replacement contact lenses or otherwise impair Lens' ability to sell lenses and operate profitably.

VISION CORRECTION CENTERS

Overview

         On January 30, 1997, the Company publicly announced its plan to discontinue its Vision Correction Center business. The Company anticipates that the business will be disposed of by July, 1997. The Company's Vision Correction Center business has been accounted for as a discontinued operation. There are currently 19 Vision Correction Centers located in the U.S. including California, Florida, Ohio, Minnesota, Illinois and the Baltimore/Washington, D.C. area. These Vision Correction Centers provide Laser Vision Correction directly to patients. Each Vision Correction Center is staffed by optometrists, ophthalmologists and administrative personnel. Each Vision Correction Center is equipped with an Excimer System and related equipment. Each Vision Correction Center treats consumers who come directly to the Vision Correction Center and under certain circumstances makes its facilities available for use by local area ophthalmologists.

         In selected geographic markets, the Company has affiliated Vision Correction Centers with a prominent hospital or university (an "Institution") whereby each Institution utilizes an Excimer System for performing Laser Vision Correction within the Institution's facilities, and the Company provides a variety of business consulting, management and marketing services to each Institution. As of March 15, 1997, the Company had affiliations with UCLA-Jules Stein Eye Institute in Los Angeles, Stanford University Medical Center in Palo Alto, California, Rush-Presbyterian - St. Luke's Medical Center in Chicago, George Washington University Medical Center in Washington, D.C., and the Cleveland Clinic Foundation in Cleveland, Ohio. Laser Vision Correction patients within the geographic region of an Institution are directed for treatment either to the Institution or to one of the Vision Correction Centers based on the convenience of location to the patient. In certain areas, the Company's advertising and marketing materials include the name of the Institution.

         In addition to the Company's 1996 efforts in "Category Development," presently discontinued (see "Laser System Business - Sales and Marketing"), the Company uses direct response marketing vehicles to promote its Vision Correction Centers. The Company focuses this advertising in geographic areas in which Institutions and Vision Correction Centers are located. If a Vision Correction Center is not geographically convenient to a customer, the customer is directed to the most geographically convenient owner of an Excimer System in their area.

         In addition to competition in the consumer market from alternatives to Laser Vision Correction (see "Laser System Business -- Competition -- Consumer Market"), the Company's Vision Correction Centers also face competition from other providers of Laser Vision Correction. The Company is aware of a number of businesses that may have been formed to provide Laser Vision Correction directly to consumers in the U.S., and others may be formed now that FDA approval of the Excimer System for Laser Vision Correction to treat nearsightedness has been obtained. The Company believes that some of these businesses are pursuing a strategy of marketing Laser Vision Correction directly to consumers through optical chains. Such businesses, as well as hospitals, clinics and private ophthalmologists who own excimer laser equipment, may compete with the Company's Vision Correction Centers in the geographic areas in which Vision Correction Centers are located.

         The Company reported losses for the discontinued Vision Correction Center business of approximately $23.4 million for the year ended December 31, 1996. The Vision Correction Center business is treated as a discontinued operation for accounting purposes.

Government Regulation

         Numerous state laws and regulations presently affect the operation of the Vision Correction Centers. The Company has developed strategies for most states to operate the Vision Correction Centers in compliance with applicable law. The business terms and organizational structure of the Vision Correction Centers will vary significantly from state to state, however, in order to accommodate the local regulatory framework. There can be no assurance that the Vision Correction Centers will be able to profitably compete in the event of future regulatory changes.

EMPLOYEES

         As of March 19, 1997, the Company and its subsidiaries employed 519 persons full-time in the U.S., Ireland and other countries. Of this number (i) 199 were employed in the Company's laser systems business (of whom approximately 52 were in manufacturing, 40 in research, engineering, product development and regulatory and clinical affairs, 49 in customer service and 58 in selling, marketing and administration), (ii) 52 were employed in the Vision Correction Center business, and (iii) 268 were employed by Lens. Of such employees, 460 are located in the U.S., 47 in Ireland and 12 in other parts of the world. None of such employees is represented by a union. The Company and its subsidiaries believe that relations with employees are good.

BACKLOG

         As of March 19, 1997, the Company had no significant backlog.

CAUTIONARY STATEMENTS AND RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

         This report contains information about the Company's future business prospects including, without limitation, statements about the size of the potential markets for Laser Vision Correction and the Company's Excimer Systems, the potential for royalty revenues, and the success of Lens. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The following cautionary statements identify important factors that may cause actual results to differ materially from those reflected in, or implied by, any such forward looking statements. The Company expressly undertakes no duty to update any forward-looking statement.

         Absence of Profitability; Possible Future Losses. The Company has experienced losses in each year of operation since inception in 1986, except for a modest profit in 1991. For the year ended December 31, 1996, the Company incurred a net loss of $36.9 million, bringing its accumulated deficit to $69.2 million as of December 31, 1996. A decrease in U.S. demand for the Company's laser systems, continued competition, expenses related to the acquisition of Lens, start-up and operating losses experienced by the Vision Correction Centers, legal expenses and operating losses experienced in the Company's equipment business all contributed to a significant loss for 1996. The Company believes revenues are likely to remain unpredictable, and there can be no assurances as to if, or when, the Company will achieve profitability.

         Competition in the Vision Correction Industry. The vision correction industry is subject to intense competition. Laser Vision Correction competes with eyeglasses, contact lenses and RK as well as with other technologies and surgical techniques currently under development, such as corneal implants and surgery using different types of lasers. Certain of the Company's competitors may have greater financial resources than the Company, which may enable them to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner. The success of any competitive alternatives to Laser Vision Correction would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's Excimer System currently competes with other manufacturers' excimer laser systems sold in the U.S. and abroad. To date, the Company's principal competition in the U.S. market for ophthalmic excimer laser equipment has been VISX and, to a lesser extent, "gray market" and "homemade" lasers. VISX received FDA approval for its excimer system for Laser Vision Correction to treat nearsightedness in March of 1996 and in February of 1997 announced that it had received an approvable letter from the FDA for use of its excimer system to treat astigmatism. Although the Company intends to submit a PMA supplement to the FDA requesting approval of its Excimer System to treat astigmatism, the Company's Excimer System is not presently approved to treat astigmatism in the U.S., and there can be no assurance that it will ever be approved to do so. Neither the Company's Excimer System nor VISX's excimer system have been approved by the FDA for treating high myopia or hyperopia (and there can be no assurance that either will ever be approved for such.) The Company's Apex Excimer System, currently approved in the United States for treatment of 1.5D to 7.0D of myopia, requires one hardware modification to permit treatment of astigmatism and hyperopia using the Company's Laser Disk. VISX has indicated that its excimer system as currently approved in the U.S. does not require a hardware modification to permit treatment of astigmatism, although the Company believes that the VISX system will require a hardware modification for treating hyperopia. The Company's Apex Plus Excimer System, which was approved by the FDA on February 7, 1997 for treatment of 1.5D to 7.0D of myopia using a mechanical iris (the same treatment indications approved for the Apex model), does not require a hardware modification to treat astigmatism and hyperopia using the Laser Disk. The version of the Apex Plus Excimer System currently sold by the Company internationally permits treatment of moderate and high myopia, astigmatism and hyperopia. The Company believes the perceptions that VISX's system will receive FDA approval to treat astigmatism prior to the Company, and that VISX's system does not require a hardware modification to do so, have adversely affected the Company's systems sales in the U.S. Additionally, competitors, both in the U.S. and abroad, have entered the equipment manufacturing business. Competing manufacturers of excimer laser systems may have greater financial resources than the Company, may be able to offer their products at a lower cost or may develop procedures that involve a lower per procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required.

         The Company is aware that certain U.S. physicians are performing refractive procedures in the U.S. with used Excimer Systems purchased from overseas third parties at prices below those charged by the Company for new U.S. systems. The Company believes that most of these "gray market" systems do not conform to the specifications required by the FDA and have been classified by the FDA as "adulterated" in FDA Import Alerts dated February 23, 1996 and July 8, 1996. The alerts authorize detention of such systems without inspection at customs. The Company is also aware that certain U.S. ophthalmologists are performing refractive procedures in the U.S. with so-called "homemade" excimer lasers that have not been approved by the FDA for commercial use in the United States. The Company believes that these lasers, which generally sell for less than the Company's Excimer Systems, are also adulterated within the meaning of the FDC Act. These gray market laser systems and homemade laser systems are adversely affecting the Company's U.S. system sales. The Company believes that the FDA is investigating the parties involved in gray market and homemade laser activities. In an open letter to manufacturers and users of lasers for refractive surgery dated October 10, 1996, the FDA announced an enforcement grace period to permit owners of so-called "homemade" excimer lasers to apply for IDEs for their systems and to permit owners of reimported excimer lasers either to apply to FDA for certification that their systems are materially identical to FDA approved models or to apply for IDEs. The Company believes the FDA, in furtherance of this policy, has certified at least two gray market systems and has granted at least two IDEs. The users of the gray market laser systems and homemade laser systems are not licensed under patents held by Pillar Point Partners and have not been paying licensing fees. Accordingly, Pillar Point Partners is pursuing patent infringement litigation against certain of such users. In addition, the Company is pursuing litigation against certain other parties involved in gray market activities, including an importer, a service provider and certain ophthalmologists. See "Legal Proceedings -- Pillar Point Partners Patent Litigation". There can be no assurance that these lawsuits will be successful in curbing the use of gray market and homemade lasers in the U.S., or that these systems will not proliferate.

         Uncertain Market Acceptance of Laser Vision Correction. The Company believes that broad acceptance of Laser Vision Correction in the U.S. is critical to its long-term success. There can be no assurance that Laser Vision Correction will be broadly accepted by either the ophthalmic community or the general population as an alternative to existing methods of treating refractive vision disorders. The acceptance of Laser Vision Correction may be affected adversely by its cost (estimated to be between $1,250 and $2,000 per eye), concerns relating to its safety and efficacy, the lack of third party reimbursement for Laser Vision Correction, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects and the cost of excimer laser systems. Promotional efforts by suppliers of products or procedures which are alternatives to Laser Vision Correction, including eyeglasses and contact lenses, some of whom may have greater resources than the Company, may also affect adversely the market acceptance of Laser Vision Correction. The Company believes a significant number of ophthalmologists and other potential laser system customers are continuing to evaluate the demand for Laser Vision Correction in the U.S. marketplace. Many of these potential customers have elected to defer acquisition of systems or have formed groups to share or acquire a single system. This contributed to weak laser system sales in fiscal 1996 and there can be no assurance it will not continue. Failure to achieve broad market acceptance of Laser Vision Correction is likely to have a material adverse effect on the Company's business, financial condition and results of operations. Even if broad acceptance of Laser Vision Correction does occur, laser system sales may be negatively impacted by competition, patent disputes, changing technologies and delays in regulatory approvals. Participation in per-procedure royalties may be negatively impacted by challenges to Pillar Point Partners and/or the patents licensed to Pillar Point Partners, challenges to the Company's patents and/or the investigation by the FTC regarding Pillar Point Partners, VISX and the Company.

         Patent Concerns. There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery with excimer lasers and holmium lasers that are not owned by the Company. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the Company's Excimer Systems or Holmium Systems or their use to perform one or more procedures. While the Company either owns or has obtained from Pillar Point Partners a license to most of the important U.S. Laser Vision Correction patents, there can be no assurance that the Company will not be subject to one or more claims for infringement.

         In the event one of the Company's products is adjudged to infringe a patent in a particular market with the likely consequence of a damage award, the Company and its customers may be enjoined from making, using and selling such products in such market or be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered, the Company might be required to redesign those aspects of the products held to infringe so as to avoid infringement. Any redesign efforts undertaken by the Company might be expensive and could necessitate review by the FDA. Furthermore, they could delay the reintroduction of the Company's laser systems into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, the Company could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Failure to maintain the protection afforded by certain of the Company's patents and the patents licensed to the Company and VISX by Pillar Point Partners would have a material adverse effect on the Company's future revenues and earnings. Further, there can be no assurance that the Company's patents (or those licensed from Pillar Point Partners) will ultimately be found to be valid, or that the Company's patent rights (or those licensed from Pillar Point Partners) will deter others from infringing such patents or developing substantially equivalent or competitive products. Even if an unlicensed party's products or procedures infringe upon the Company's patents or those of Pillar Point Partners, it may be costly to enforce such rights. An infringement action may require the diversion of funds from the Company's operations and may require management to expend effort that might otherwise be devoted to the Company's operations. Furthermore, there can be no assurance that the Company or Pillar Point Partners will be successful in enforcing its patent rights. Any failure by the Company or Pillar Point Partners to prevail in patent infringement actions against others, or any success by another company in enforcing a patent infringement claim against the Company, or invalidating patents owned or licensed by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks of Pillar Point Partners. There can be no assurance that the agreements between the Company and VISX relating to Pillar Point Partners will preclude patent disputes with VISX with respect to technology not included in Pillar Point Partners in the U.S. or with respect to any technology outside the U.S., or that the Company's activities will not infringe patents held by other parties. Under the agreements establishing Pillar Point Partners, the Company must pay Pillar Point Partners a royalty fee each time its Excimer System is used to perform Laser Vision Correction in the U.S., regardless of whether the Company performs the procedure. The Company intends to maintain contractual arrangements permitting it to collect such royalty fees from purchasers of its Excimer Systems, but there can be no assurance that it will be able to collect such fees. The Company, VISX and Pillar Point Partners are involved in several disputes with respect to royalties, patent infringement and antitrust issues and are also the subject of an investigation by the FTC. If any of these matters is resolved adversely to the Company it could have a material adverse effect on the Company's business, financial condition and results of operations.

         Safety and Efficacy Concerns. Concerns with respect to the safety and efficacy of the Company's Excimer System to perform Laser Vision Correction include predictability and stability of results. Potential complications and side effects include: post-operative discomfort (which can include pain, itching, tearing and dryness of the eye); corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decreases in contrast sensitivity (which can lead to night vision difficulties); temporary increase in intraocular pressure and/or pupil enlargement in reaction to post-procedure medication; modest fluctuations in refractive capabilities during healing; modest decreases in best corrected vision (i.e., vision with corrective eyewear); unintended over- or under- corrections; disorders of corneal healing (including so-called "central islands"); corneal scars; corneal ulcers; induced regular or irregular astigmatism (which may cause blurred or double vision and/or shadow images); drooping of the eyelid; and iris inflammation. There can be no assurance that long-term follow-up data will not reveal additional complications that may have a material adverse effect on acceptance of Laser Vision Correction which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

         Possible Failure to Obtain Regulatory Approvals for Products. The Company's Excimer Systems and related disposables are regulated as medical devices by the FDA under the FDC Act. As such, these devices require a premarket clearance or a PMA by the FDA prior to commercialization in the U.S. The PMA process (and underlying clinical studies) is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the U.S. and other countries would prevent the marketing of the Excimer System and other devices and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain PMAs or premarket clearances in the U.S. or certain foreign countries for intended uses of its Excimer Systems, or any of its other devices for which the Company seeks approvals or clearances.

         Any products that the Company manufactures or distributes pursuant to a premarket clearance notification or a PMA are or will be subject to pervasive and continuing regulation by the FDA. The Company believes its relations with the FDA are good. However, there can be no assurance that the departures from the Company during 1996 of David F. Muller and Kimberley A. Doney, who were responsible for the Company's relations with the FDA, will not adversely affect the Company's ability to accomplish its regulatory goals. See "Cautionary Statements and Risk Factors Affecting Future Operating Results -- Other Matters". Changes in the existing regulatory environment, changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

         Vendor Concerns. The Company currently purchases certain components used in the production, operation and maintenance of Excimer Systems and related products from a limited number of suppliers. If such suppliers were to cease providing components to the Company, the Company would be required to locate and contract with substitute suppliers, and there can be no assurances that such substitute suppliers could be located in a timely manner, or could provide required components on commercially reasonable terms. Any interruption in the Company's ability to manufacture and service Excimer Systems on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

         Potential Liability Claims and Uninsured Risks; Limited Insurance. The testing and use of human health care products entails an inherent risk of physical injury to patients and physicians, and exposes the manufacturer to potential product liability and other damage claims. In addition, the Company's products include high voltage power supplies. While the Company maintains product liability insurance with coverage of $5.0 million per occurrence and an annual aggregate maximum of $5.0 million, as well as liability coverage of $10 million per occurrence for its Vision Correction Centers, with an aggregate annual maximum of $10 million, and $2 million of liability coverage for Lens, there can be no assurance that any product liability claim assessed against the Company would not exceed its insurance coverage. There can be no assurance that adequate product liability insurance will continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms, if at all, and that the Company's existing insurance will be adequate to cover any future claims that may be made. Even if a claim against the Company is covered by insurance, the costs of defending a product liability, malpractice, negligence or other action, and/or the assessment of damages in excess of insurance coverage, could have a material adverse effect on the Company's business, financial condition and results operations.

         Risks Associated with Lens. The operations of Lens could be adversely affected by certain risks beyond its control, including: (i) lack of consistent sources of supply, (ii) inability to obtain prescriptions required by state law before lenses may be shipped; (iii) inability to obtain suitable advertising spots in selected media at cost-effective prices; (iv) state regulations, and
(v) competition from other contact lens providers. Because some contact lens manufacturers have refused to sell contact lenses directly to Lens, Lens must obtain product through indirect channels. There can be no assurance that Lens will continue to be able to obtain product through indirect channels at the times, at the price and in the quantities it requires. If Lens is unable to obtain product from indirect suppliers, or is forced to do so on unfavorable terms, Lens' sales and/or profitability could be adversely affected. Lens' operations are subject to numerous state laws and regulations concerning the dispensing of replacement contact lenses. While some states impose little regulation of mail order dispensing of contact lenses, other states have stricter requirements. Burdensome regulatory requirements imposed by certain states, such as prohibiting dispensing of replacement lenses prior to receipt of a written prescription, make it more difficult and expensive for Lens to sell replacement contact lenses in such states. There can be no assurance that other states will not enact or impose laws or regulations that prohibit mail order dispensing of replacement contact lenses or otherwise impair Lens' ability to sell lenses and operate profitably. In addition, the contact lens dispensing industry is subject to intense competition. There can be no assurance that Lens Express will not lose market share to other contact lens providers electing to pursue a marketing strategy which, like that of Lens, emphasizes convenience and price, or to discount chains, wholesale clubs and other competitors.

         Volatility of Stock Price. The market price of the Company's Common Stock historically has been volatile. Factors such as announcements of technological innovations or new products by the Company or its competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the Excimer System is used, has and may continue to have a significant impact on the market price of the Common Stock. Moreover, the possibility exists that the stock market (and in particular the securities of technology companies such as the Company) could experience extreme price and volume fluctuations unrelated to operating performance.

         Shareholder Securities Law Class Action Litigation. Since August 2, 1996, sixteen shareholder actions have been commenced against the Company and, in some instances, against certain of its officers in the United States District Court for the District of Massachusetts. There can be no assurance that the Company will not be served with additional complaints of a similar nature in the future, that the Company will ultimately prevail in the pending or any further actions, or that the actions, individually or in the aggregate, will not have a material adverse effect on the Company.

         Other Matters. On September 5, 1996, David F. Muller, the Company's Chairman and Chief Executive Officer, was terminated from all positions with the Company and its subsidiaries. D. Verne Sharma, the Company's President, was elected interim Chief Executive Officer. Kimberley A. Doney, the Company's Executive Vice President for Quality, Regulatory and Clinical Affairs, resigned from the Company effective September 30, 1996. Andrew J. Jones, the Company's Vice President of Manufacturing, resigned from the Company effective October 4, 1996. The Company depends to a significant extent on certain key management, technical and other personnel, and the departure of one or more of such key individuals could have a material adverse effect on the Company. The foregoing departures and other events during the second half of 1996 have had an unsettling effect on the Company's remaining workforce. There can be no assurance that these developments will not result in further employee attrition or that, if such attrition were to occur, it would not have a material adverse effect on the Company.

         The Company believes that the federal government has conducted, or may be conducting, one or more investigations into the facts and circumstances surrounding the delivery in November, 1995 to David F. Muller, the Company's former CEO and Chairman, of a package that apparently included confidential FDA documents. The Company has cooperated and intends to cooperate with any such investigation to the extent its cooperation is or has been requested by any appropriate government agency. There can be no assurance that any such investigation will result in any conclusive findings, that any conclusive findings will not entail a determination of culpability on the part of the Company, or that further government action will not have a material adverse effect on the Company, including, for example, a material adverse effect on the Company's relationship with the FDA.

         In November, 1996, certain former shareholders of Lens (the "Lens Shareholders") made demand on the Company for rescission of the Company's acquisition of Lens, asserting that, prior to the acquisition, they had been misled "regarding the product, markets, operations and financial prospects" of the Company. Subsequently, the Lens Shareholders withdrew their rescission demand and entered into settlement discussions with the Company. These discussions are continuing. However, there can be no assurance that the Lens Shareholders will not renew their rescission demand or that the matter will be resolved without resort to litigation. The Company believes the Lens Shareholders' claims to be without merit.

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

         Lens presently leases a 38,000 square foot office/warehouse facility in the Fort Lauderdale, Florida area, under a seven-year lease expiring in August, 1999.

         In addition, RCII has entered into a total of nineteen (19) leases for Vision Correction Center facilities in California, Florida, Illinois, Maryland, Minnesota, Ohio and Virginia, with expiration dates ranging from 1999 to 2004. These facilities vary in size from approximately 2,500 square feet to approximately 3,500 square feet.


Item 3.            LEGAL PROCEEDINGS

U.S. Patent Litigation against VISX

         In 1993, the Company purchased certain U.S. and foreign patents for an aggregate purchase price, including acquisition costs, of $5.1 million in cash and 50,000 shares of Common Stock. One of these patents is the Azema Patent. As required by the terms of the governing agreements, the Company offered Pillar Point Partners the opportunity to acquire exclusive rights under the Azema Patent, but Pillar Point Partners declined. On August 29, 1995, the Company filed suit in the U.S. District Court for the District of Delaware against VISX for infringement of the Azema Patent. The Company is seeking damages for past infringement for all excimer lasers manufactured by VISX in the U.S. for use outside the U.S. In addition, the Company is seeking to enjoin VISX from manufacturing and selling excimer lasers for any purpose other than U.S. clinical trials. On October 10, 1995, VISX filed an answer to the Company's complaint and on March 3, 1997, VISX moved for Summary Judgment. The Court has scheduled a trial, if necessary, for July 21, 1997. There can be no assurance that the Company will prevail in this proceeding.

German Patent Litigation

         On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind appealed the judgment. On October 17, 1996, Schwind agreed to dismiss its appeal and pay the Company 1.23 million German marks (approximately $800,000) in satisfaction of the Company's judgment. The Chiron Technolas appeal was recently decided in favor of the Company. Chiron Technolas may appeal further to the German Supreme Court. If the Chiron Technolas appeal is decided against the Company, the infringement verdict in Germany will be overturned and the Company will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.5 million at December 31, 1996.

Canadian Patent Litigation

         On September 5, 1995, VISX sued the Company and eight Canadian ophthalmologists who use or have used the Company's Excimer System, in the Federal Court of Canada, Trial Division, asserting that the Excimer

System infringed certain Canadian patents held by VISX. In such suit, VISX seeks, among other things, damages for past infringement and a permanent injunction preventing the Company and the other defendants from manufacturing, marketing, selling, using and inducing others to use the Excimer System in Canada. The Company believes that it has valid defenses to VISX's suit and intends to defend such action vigorously; however, there can be no assurance that the Company will be successful. The Company does not believe that the Canadian market is material to its business. There can be no assurance that additional patent infringement claims in the U.S. or in other countries will not be asserted against the Company, or, if asserted, that the Company will be successful in defending against such claims.

Pillar Point Partners Patent Litigation

         In March 1995, Pillar Point Partners sued LaserSight, Inc. for patent infringement in the Federal District Court for Delaware. In addition, the defendant, LaserSight, Inc., entered a declaratory judgment counterclaim challenging Pillar Point Partners' ability to enforce its rights under one of its patents, which counterclaim asserts, among other things, that the alleged pooling of patents by Pillar Point Partners constitutes patent misuse. Any successful challenge to the structure and operation of Pillar Point Partners or to its patents could have a material adverse effect on the Company's business, financial condition and results of operations. On March 26, 1997, the parties announced that they had entered into a settlement agreement pursuant to which the litigation will be dismissed without prejudice. In the settlement agreement, Pillar Point, VISX and Summit have granted LaserSight a release from liability for patent infringement claims arising before the effective date of the agreement, and LaserSight has agreed to make a nominal payment and to notify Pillar Point before it begins manufacturing or selling in the United States.

         Pillar Point Partners has also commenced patent infringement litigation against certain ophthalmologists believed to be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as two alleged manufacturers of such laser systems and an individual believed to be inducing infringement of such patents. These actions are presently pending as Pillar Point Partners, et al. v. David Dulaney, et al. (U.S. District Court, District of Arizona, Civil Action No. 96-2051PHXPGR); Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado, Civil Action No. 96-N-2351); Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida, Civil Action No. 97-54-CV-ORL-22); and Pillar Point Partners, et al. v. William D. Appler (U.S. District Court, District of Columbia, Civil Action No. 1:96CV02082). The defendants in the Barnet and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust counterclaims. In addition, the Company is pursuing litigation against certain other parties engaged in similar activities, including an importer, a service provider and certain other ophthalmologists, some of whom have asserted antitrust and other counterclaims against the Company.

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

VISX Royalty Action

         On August 28, 1996, an affiliate of VISX, purporting to act on behalf of Pillar Point Partners, commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. The suit alleges that the Company owes equipment royalties to Pillar Point Partners of not less than $4.5 million together with interest, costs and attorneys' fees. The Company denies these allegations and intends to contest them vigorously. However, there can be no assurance that the lawsuit will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse affect on the results of operations of the Company in the period in which it occurs.

FTC Investigation

         On October 13, 1995, the Company received notice that the FTC initiated an investigation to determine whether Pillar Point Partners, VISX, the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and or/practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners with these laws may depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will conclude that Pillar Point Partners complies with U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners.

Antitrust Litigation

         In June 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar claims and seeking substantially similar relief. Pillar Point Partners has stated that it believes the California lawsuits are without merit and is contesting the suits vigorously.

Seriani Litigation

         On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act - the Florida civil RICO statute - based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. The Company believes that the Serianis' suit against the Company and Lens was without merit.

Vernon Litigation.

          On or about March 23, 1994, a former Lens employee filed a charge of discrimination against Lens with the Equal Employment Opportunity Commission, alleging sexual discrimination and harassment by certain co-employees, and retaliation against her by Lens when she was terminated after making the claim. After an investigation, the EEOC's Legal Department concluded that no probable cause existed. On or about February 1, 1996, the former employee sued Lens and two Lens managers in the United States District Court for the Southern District of Florida, alleging sexual harassment and other state and federal charges and seeking unspecified compensatory and punitive damages. All defendants have denied the allegations. Subsequently, other present or former employees have made similar allegations, and one has indicated that she intends to file suit. While Lens believes the claims to be without merit, there can be no assurance that it will prevail in this litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

Shareholder Actions.

          Between August, 1996 and October, 1996, fourteen shareholder actions were commenced against the Company and certain of its officers in the United States District Court for the District of Massachusetts. The actions were consolidated, by order of the Court entered December 2, 1996, as In re Summit Technology Securities Litigation, Civil Action No. 96-11589-JCT (the "Exchange Act Action"). Plaintiffs filed a First Amended and Consolidated Class Action Complaint (the "Complaint") on January 10, 1997.

         In the Complaint, plaintiffs claim to have been purchasers of the Company's Common Stock at various times between May, 1995 and June, 1996. They claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by the Company or its officers. Plaintiffs allege that the statements made material misrepresentations of fact, or failed to disclose material information necessary to make statements made not misleading, concerning a variety of matters -- including, for example, alleged sale of laser systems in contravention of FDA regulations, alleged patent royalty payments owed by the Company, alleged defects in the manner by which the Company obtained FDA approval for the Company's Excimer System, alleged adverse side effects of use of the Company's laser systems, alleged size of the market for Laser Vision Correction systems and procedures in the U.S., alleged competitive position of the Company's Excimer System compared with excimer systems under development or sold by competitors, and an alleged "write-off" arising from the acquisition of Lens Express, Inc. Among the statements which plaintiffs claim to have been misleading or to have unlawfully omitted material information are statements contained in a number of the Company's filings with the SEC pursuant to the reporting and other requirements of the Securities Exchange Act of 1934 or the Securities Act of 1933. Such filings include:

         The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

         The Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995

         The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995

         The Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995

         The Company's Registration Statement on Form S-3 and Prospectus dated October 23, 1995

         The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

         In addition, plaintiffs claim violations of Section 20A of the Securities Exchange Act of 1934 by certain officers of the Company due to alleged sales of Common Stock of the Company while in the possession of material non-public information.

         Plaintiffs seek certification of the Exchange Act Action as a class action, purportedly on behalf of all purchasers of the Company's Common Stock, other than defendants and certain affiliated persons and entities, between March 31, 1995 and July 3, 1996. Plaintiffs seek unspecified damages, interest, costs and expenses.

         On October 1, 1996, an additional action was commenced in the United Sates District Court for the District of Massachusetts against the Company, its directors, certain of its officers and the four underwriters of the Company's October, 1995 Common Stock offering. The action was coordinated with In re Summit Technology Securities Litigation, Civil Action No. 96-11589, by order of the Court dated December 2, 1996 and is presently pending as In re Summit Technology Securities Litigation (the Burke Action), Civil Action No. 96-11589 (the "Burke Action"). Plaintiff filed an Amended Complaint (the "Amended Complaint") on January 10, 1997.

         In the Amended Complaint, plaintiff claims to have purchased shares of the Company's Common Stock pursuant to the Company's Registration Statement on Form S-3 dated October 23, 1995, and declared effective by the Securities and Exchange Commission on or about October 24, 1995 (the "October Registration Statement"). He claims violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the October Registration Statement or failures to disclose material information necessary to make statements made in the October Registration Statement not misleading. He claims misrepresentations or omissions concerning a variety of matters -- including, for example, alleged adverse side effects of use of the Company's laser products, alleged sale by the Company of its products in contravention of FDA regulations and alleged royalty payments owed by the Company. The Amended Complaint seeks unspecified damages, interest, costs and expenses. The plaintiff seeks certification of the Burke Action as a class action, purportedly on behalf of all purchasers of the Company's Common Stock pursuant to the October Registration Statement, other than defendants and certain affiliated persons and entities.

         On February 27, 1997, the Company moved to dismiss the Exchange Act Action and the Burke Action for failure to state a claim on which relief could be granted. The Court has scheduled a hearing on the motions for May 5, 1997.

         The Company believes that the allegations in the Exchange Act Action and the Burke Action are without merit, and it intends to defend the actions vigorously. There can be no assurance that the Company will not be served with additional complaints of a similar nature in the future, that the Company will ultimately prevail in the pending or any possible additional actions, or that the actions, individually or in the aggregate, will not have a material adverse effect on the Company.

         On December 20, 1996, a shareholder of the Company filed in the United States District Court for the District of Massachusetts a derivative action, purportedly on behalf of the Company, against the Company as nominal defendant, its directors and certain of its present or former officers. This action is presently pending as West v. Muller, et al, Civil Action No. 96-12576-JLT (the "Derivative Action"). The complaint in the Derivative Action alleges that the defendant directors and officers caused the Company to make public statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and of Sections 11 and 12 of the Securities Act of 1933, which contained material misrepresentations of fact or which failed to disclose material information necessary to make the statements made not misleading. It alleges that this conduct has rendered the Company liable to the plaintiffs in, and has exposed the Company to the expense and inconvenience of defending, the Exchange Act Action and the Burke Action and has harmed the Company's reputation, thereby limiting its access to capital markets. The complaint further alleges that the defendant directors and officers improperly traded in the Company's Common Stock based upon material non-public information. The complaint seeks recovery from the defendant directors and officers, in an unspecified amount, for the damages allegedly caused by their alleged misconduct. The Company has not been served with the complaint.


Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock $.01 par value ("Common Stock") is traded on the NASDAQ National Market System, under the symbol "BEAM." The following chart sets forth the high and low closing price for the Common Stock during the indicated periods. This chart retroactively reflects the issuance of a dividend of one share of the Company's Common Stock for every two shares of outstanding Common Stock with a payment date of December 1, 1995.

Period                                    High                      Low
--------------------------------------------------------------------------------
January 1 - March 31, 1996                34 7/8                    23 5/8
April 1 - June 30, 1996                   23 5/8                    14
July 1 - September 30, 1996               14 1/2                    5 1/4
October 1 - December 31, 1996             8 3/4                     4 1/2

January 1 - March 31, 1995                23 1/4                    18 43/64
April 1 - June 30, 1995                   25 11/64                  20 21/64
July 1 - September 30, 1995               34 21/64                  25 21/64
October 1 - December 31, 1995             36 1/4                    25 1/4

         The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. The actual closing price for the Common Stock on March 14, 1997 was $8.19. On March 14, 1997, the Common Stock was held of record by 3,144 persons and entities, including significant amounts of stock held in "street name".

Item 6. SELECTED FINANCIAL DATA

(in thousands, except for share amounts)
Year ended December 31                        1996           1995           1994            1993         1992
--------------------------------------------------------------------------------------------------------------
Statements of operations data

   Net revenue                               80,477         95,898         71,468         68,549         56,669

   Net income (loss) from continuing
     operations                             (13,491)         1,575        (14,433)        (6,487)            21

   Net income (loss) per share of
     common stock from continuing
     operations (1)                            (.44)           .06           (.55)          (.26)             0

   Weighted average number of
     common shares outstanding (1)           30,956         27,674         26,375         25,087         24,008

(1) All per share data and weighted average share amounts have been restated to reflect the 3-for-2 stock dividend with a payment date of December 1, 1995.

Balance sheet data

Working capital                              73,085        108,374         23,560         28,830         25,337

   Total assets                             133,660        161,661         54,288         55,230         42,044

   Long term obligations,
     excluding current portion               11,472            537            503            400            896

Stockholders' equity                        101,947        138,239         38,692         42,611         42,044



All prior years' Selected Financial Data has been restated to reflect the acquisition of Lens Express which has been accounted for as a pooling of interests and the divestiture of the Company's vision center business which has been reported as a discontinued operation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company manufactures and sells laser systems and related products to correct vision disorders, participates in per procedure royalties from its ownership in Pillar Point Partners and sells contact lenses and related products. The Company also operates several centers that provide vision correction services to the public. On January 30, 1997 the Company publicly announced its plan to discontinue its vision center business. The Company anticipates that the business will be disposed of by July, 1997. Accordingly, the results of operations for this business have been classified as discontinued operations for all periods presented in the consolidated financial statements. The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses or the total or partial disposition of one or more of the Company's businesses.

RESULTS OF OPERATIONS

1996 as compared with 1995

Revenues

Revenues for 1996 decreased 16.1% to $80.5 million from $95.9 million in 1995. This decrease was primarily attributable to lower sales of laser systems and a decrease in the average selling price of laser systems. This decrease in system sales was offset in part by an increase in royalties. During 1996 the Company also introduced several per procedure leasing programs, revenue from which will be recognized over the lease term.

Due to slower than anticipated acceptance of laser vision correction in the U.S. by the ophthalmic community and the general population, the long sales cycle for laser systems, a decrease in demand for the Company's laser systems and continued competition, system sales are likely to remain weak and the Company may continue to experience a decrease in unit sales and the average selling price of its laser systems in 1997.

Patent royalty revenues from Pillar Point Partners increased significantly in 1996 from 1995. Royalty revenue growth should continue in 1997 although there are many risks and contingencies that could adversely affect this trend. Some of these are: (a) consumer and professional acceptance of laser vision correction fails to grow; (b) licensees fail to honor their royalty payment obligations;
(c) the Company's rights to collect such payments and to participate in the profits of Pillar Point Partners are adversely affected. The Company, Visx and Pillar Point Partners are involved in several lawsuits with respect to royalties, patent infringement and related antitrust matters. If any of these matters is resolved adversely to the Company it may have an adverse effect on the Company's royalty revenues.

Cost of revenues

Cost of revenues as a percentage of revenues increased to 77.6% from 64.0%. The increase in cost of revenues as a percentage of revenues was attributable to unabsorbed fixed overheads due to lower sales of laser systems and the lower average selling price of laser systems. These increases were partially offset by lower cost of revenues as a percentage of revenues associated with per procedure royalties.

If and when the FDA approves the Company's Excimer System to treat astigmatism, most existing U.S. customers will require a software and hardware upgrade to their existing Excimer Systems to treat astigmatism. The Company intends to charge its customers for this upgrade with prices approximating its cost of the upgrade.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 1996 decreased 3.8% to $24.8 million from $25.8 million for 1995. This decrease was primarily a result of the Company's effort to reduce controllable costs. This decrease was offset in part by one-time costs incurred in the acquisition of Lens Express, Inc.

Research and Development Expenses

Research and Development expenses for 1996 increased 5.6% to $5.9 million from $5.6 million for 1995. This increase was primarily related to increased spending on the Company's regulatory efforts.

Legal Expenses

Legal expenses for 1996 increased 161.8% to $6.0 million from $2.3 million for 1995. This increase is primarily related to patent litigation initiated by the Company and/or Pillar Point Partners to defend its intellectual property, in defense of Pillar Point Partners and in defense of shareholder litigation. The Company expects to incur substantial legal expenses in 1997.

Net Income (Loss)

Net loss from continuing operations for 1996 was $13.5 million as compared to a net income from continuing operations of $1.6 million for 1995. The net loss for 1996 was primarily due to lower revenues and higher legal expenses. On July 11, 1996 the Company announced a restructuring of its laser equipment business to focus on key priorities and to reduce operating expenses and its operating loss. There can be no assurance that the Company will achieve profitability in 1997. Net loss from discontinued operations for 1996 increased to $23.4 million from $4.5 million for 1995.

Income Taxes

Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of approximately $19.7 million.

1995 as compared with 1994

Revenues

Revenues for 1995 increased 34.2% to $95.9 million from $71.5 million for 1994. The increases were primarily attributable to higher sales of laser systems in the U.S. and product upgrade revenue.

Cost of revenues

Cost of revenues as a percentage of revenues for 1995 decreased to 64.0% from 68.4% for 1994. This improvement was primarily attributable to the absorption of fixed overheads over higher sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 1995 decreased 12.3% to $25.8 million from $29.4 million for 1994. This decrease was primarily a result of the Company's effort to reduce controllable costs.

Research and Development Expenses

Research and Development expenses for 1995 decreased 9.8% to $5.6 million from $6.2 million for 1994. This decrease was primarily related to lower spending on research and development projects and was offset in part by increased spending on the Company's regulatory efforts.

Legal Expenses

Legal expenses for 1995 increased 77.4% to $2.3 million from $1.3 million for 1994. This increase is primarily related to litigation initiated by the Company and/or Pillar Point Partners to defend its intellectual property and in defense of Pillar Point Partners.

Net Loss

Net income from continuing operations for 1995 was $1.6 million as compared to a net loss from continuing operations of $14.4 million for 1994. Net loss from discontinued operations for 1995 increased to $4.5 million from $2.4 million for 1994.

Income Taxes

Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of approximately $14.4 million at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of December 31, 1996, the Company's cash, cash equivalent balances and short-term investments decreased $32.5 million to $63.4 million from $95.9 million as of December 31, 1995. Cash used by operations of $28.0 million resulted primarily from the net operating loss of $36.9 million and a decrease in accounts payable and accrued expenses of $5.9 million. These decreases to cash, cash equivalents and short term investments were offset in part by a reduction in accounts receivable of $7.7 million, depreciation and amortization of $3.6 million, and non-cash charges and working capital changes for discontinued operations of $4.9 million.

Cash used by investing activities of $14.9 million resulted primarily from cash invested in discontinued operations of $16.4 million and additions to property and equipment of $5.6 million. This cash used by investing activities was offset in part by a decrease in long and short term investments of $7.0 million.

Cash provided by financing activities of $12.6 million resulted from net proceeds of long-term debt obligations of $13.0 million and proceeds from the exercise of stock options of $.5 million. This cash provided by financing activities was offset in part by cash used for financing activities of discontinued operations of $1.0 million.

In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At December 31, 1996, the Company had no borrowings under this facility. Also in March 1996, the Company's wholly-owned subsidiary, RCII, obtained a $20.0 million unsecured term loan. The term loan is guaranteed by the Company. At December 31, 1996 $16.3 million of borrowings were outstanding under this facility. All interest expense for the year ended December 31, 1996 related to this obligation is included in the net loss of discontinued operations. This obligation is included in the Company's consolidated balance sheet as of December 31, 1996.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             SUMMIT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
Independent Auditors' Report ........................................................................................  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 ........................................................  F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994 ..........................  F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995
   and 1994 .........................................................................................................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994 ..........................  F-6

Notes to Consolidated Financial Statements ..........................................................................  F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Summit Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Summit Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Technology, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                          KPMG Peat Marwick LLP


Boston, Massachusetts
February 27, 1997

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
               (in thousands, except share and per share amounts)

                                                                         December 31,
                                                                    --------------------------
                                                                       1996          1995
                                                                       ----          ----
ASSETS

Current assets:
    Cash and cash equivalents                                       $  44,013    $  74,303
    Short-term investments (note 16)                                   19,393       21,607
    Receivables, net of allowance of  $897 in 1996 and $974
         in 1995                                                        8,553       16,146
    Inventories (note 4)                                               15,848       15,703
    Prepaid expenses and other current assets                           2,121        1,276
    Due from related party (note 14)                                    1,726          238
    Restricted cash (note 11)                                           1,502        1,535
    Notes receivable from officers (note 5)                               101          381
                                                                    ---------    ---------
            Total current assets                                       93,257      131,189
                                                                    ---------    ---------

Property and equipment, net (note 6)                                    9,381        6,706
Long-term investments (note 16)                                         8,718       13,531
Patents, net (note 7)                                                   6,747        6,795
Other assets, net                                                         529          950
Net assets held for discontinued operations (note 3)                   15,028        2,490
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 133,660    $ 161,661
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   3,771    $   6,374
    Accrued expenses (note 8)                                           5,974        9,287
    Current maturities of long term debt (note 9)                       5,246        3,148
    Deferred revenue                                                    3,634        3,423
    Due to related party (note 14)                                      1,547          583
                                                                    ---------    ---------
            Total current liabilities                                  20,172       22,815

Long term debt, less current maturities (note 9)                       11,472          537
Deferred taxes                                                             69           70
                                                                    ---------    ---------
            Total liabilities                                          31,713       23,422
                                                                    ---------    ---------

Commitments and contingencies (notes 9 and 11)

Stockholders' equity (note 10):
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares          -             -
    Common stock, $.01 par value.  Authorized 60,000,000 shares;
       issued 31,024,709 shares in 1996 and 30,934,827 shares
         in 1995                                                          311          309
    Additional paid-in capital                                        170,983      170,392
    Accumulated deficit                                               (69,187)     (32,330)
                                                                    ---------    ---------
                                                                      102,107      138,371
    Treasury stock, at cost, 6,125 shares in 1996 and 5,284
         shares in 1995                                                  (160)        (132)
                                                                    ---------    ---------
            Total stockholders' equity                                101,947      138,239
                                                                    ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 133,660    $ 161,661
                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)

                                               Year Ended December 31,
                                        --------------------------------
                                           1996        1995       1994
                                           ----        ----       ----

Net revenues                            $ 80,477    $ 95,898    $ 71,468
Cost of revenues                          62,438      61,358      48,890
                                        --------    --------    --------
Gross profit                              18,039      34,540      22,578


Operating Expenses:
    Selling, general and
         administrative expenses          24,802      25,781      29,407
    Research and development expenses      5,892       5,579       6,186
    Legal expenses                         6,009       2,295       1,294
                                        --------    --------    --------
    Total operating expenses              36,703      33,655      36,887

Operating (loss) income from
   continuing operations                 (18,664)        885     (14,309)
                                        --------    --------    --------

Other income                               5,217       1,467         163
                                        --------    --------    --------

Net (loss) income from
   continuing operations before
     provision for income taxes          (13,447)      2,352     (14,146)

Provision for income taxes                    44         777         287
                                        --------    --------    --------

Net (loss) income from
    continuing operations               $(13,491)   $  1,575    $(14,433)

Discontinued Operations:
   Loss from discontinued operations     (18,766)     (4,542)     (2,366)
   Loss on disposal of discontinued
     operations                          ( 4,600)        -           -
                                        --------    --------    --------

Loss from discontinued
   operations                            (23,366)     (4,542)     (2,366)
                                        --------    --------    --------

Net loss                                 (36,857)     (2,967)    (16,799)
                                        ========    ========    ========

(Loss) income per share from
   continuing operations                    (.44)        .06        (.55)

Loss per share from discontinued
   operations                               (.75)       (.17)       (.09)
                                        --------    --------    --------


Net loss per share                      $  (1.19)   $   (.11)   $   (.64)
                                        ========    ========    ========


Weighted average number of
   common shares outstanding              30,956      27,674      26,375
                                        ========    ========    ========


See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                            Preferred stock       Common Stock    Additional                       Total
                                           -----------------  -------------------  paid-in  Accumulated Treasury shareholder's
                                           Shares  Par value  Shares  Par value    capital   deficit     stock    equity
                                           ------  ---------  ------  ---------    -------   -------     -----    ------

Balance at December 31, 1993                  -   $  --       26,165    $262    $  54,927    $(12,564)   $  (5)   $  42,620

Sale of common stock, net of issuance costs   -      --          526       6       11,112        --       --         11,118
Retirement of treasury stock                  -      --          (14)    --          (305)       --        305         --
Other shares issued                           -      --           75     --         1,082        --       --          1,082
Exercise of stock options                     -      --          143       1        1,023        --       (343)         681
Net loss                                      -      --         --       --          --       (16,799)    --        (16,799)
                                              -   -------   --------    ----    ---------    --------    -----    ---------

Balance at December 31, 1994                  -   $  --       26,895    $269    $  67,839    $(29,363)   $ (43)   $  38,702
                                              =   =======   ========    ====    =========    ========    =====    =========

Sale of common stock, net of issuance costs   -      --        3,795      38       99,819        --       --         99,857
Other shares issued                                                2     --            18        --       --             18
Exercise of stock options                     -      --          243       2        2,716        --        (89)       2,629
Net loss                                      -      --         --       --          --        (2,967)    --         (2,967)
                                              -   -------   --------    ----    ---------    --------    -----    ---------

Balance at December 31, 1995                  -   $  --       30,935    $309    $ 170,392    $(32,330)   $(132)   $ 138,239
                                              =   =======   ========    ====    =========    ========    =====    =========
Exercise of stock options                     -      --           85       1          507        --        (28)         480
Others shares issued                          -      --            5       1           84        --       --             85
Net loss                                      -      --         --       --          --       (36,857)    --        (36,857)
                                              -   -------   --------    ----    ---------    --------    -----    ---------

Balance at December 31, 1996                  -   $  --     $ 31,025    $311    $ 170,983    $(69,187)   $(160)   $ 101,947
                                              =   =======   ========    ====    =========    ========    =====    =========

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                        Year Ended December 31,
                                                                      ---------------------------
                                                                      1996        1995       1994
                                                                      ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(36,857)   $  (2,967)   $(16,799)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation and amortization                               3,605        2,437       2,113
          Provision (recovery) for losses on accounts receivable        (78)         (75)        357
          Changes in operating assets and liabilities:
                Accounts receivable, net                              7,671       (5,991)      3,706
                Inventories                                            (145)      (6,119)      3,281
                Prepaid expenses and other current assets              (844)        (240)       (126)
                Accounts payable                                     (2,603)       1,667       1,700
                Accrued expenses                                     (3,314)       2,772       1,751
                Related party, net                                     (524)         345          -
                Discontinued operations - noncash charges
                   and working capital changes                        4,858          117          (3)
                Deferred revenue                                        209          279         (27)
                                                                   --------    ---------    --------
                Net cash used by operating activities               (28,022)      (7,775)     (4,047)
                                                                   --------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                     2,214      (13,112)       (374)
    Decrease (increase) in long-term investments                      4,813      (13,531)          -
    Additions to property and equipment                              (5,642)      (2,591)     (1,673)
    Purchase of patents and application costs                          (553)        (245)       (317)
    Change in other assets                                              767        1,372         145
    (Issuance) repayment of notes receivable from officers             (101)         284        (100)
    Change in restricted cash                                            33       (1,535)          -
    Net cash invested in discontinued operations                    (16,403)      (2,188)         12
                                                                   --------    ---------    --------
                Net cash used by investing activities               (14,872)     (31,546)     (2,307)
                                                                   --------    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) of long-term debt                      13,033        2,792        (386)
    Proceeds from sale of common stock                                    -       99,857      11,118
    Proceeds from exercise of stock options                             480        2,629         476
    Proceeds from shares sold under Employee
         Stock Purchase Plan                                             85           18          54
    Net cash (used) provided by discontinued operations                (994)        (259)        823
                                                                   --------    ---------    --------
                Net cash provided by financing
                      activities                                     12,604      105,037      12,085
                                                                   --------    ---------    --------

                (Decrease) increase in cash and cash
                      equivalents                                   (30,290)      65,716       5,731

Cash and cash equivalents at beginning of year                       74,303        8,587       2,856
                                                                   --------    ---------    --------

Cash and cash equivalents at end of year                           $ 44,013    $  74,303    $  8,587
                                                                   ========    =========    ========

Supplemental disclosures
    Interest paid                                                  $    272    $     427    $    135
                                                                   ========    =========    ========
    Income taxes paid                                              $     57    $     863    $    269
                                                                   ========    =========    ========

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
               (in thousands, except share and per share amounts)

                  Years ended December 31, 1996, 1995, and 1994


1. Nature of  Business
Summit Technology, Inc. (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also participates in per procedure royalties payable to Pillar Point Partners, a partnership, formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly-owned subsidiary, Lens Express, Inc., the Company sells contact lenses and related products.

The Company has sold its vision correction centers in the U.K. and is divesting its U.S. Vision Center Business, owned and operated by the Company's wholly-owned subsidiary, Refractive Centers International, Inc. ("RCII"). RCII was previously recorded as a business segment and has been reported as a discontinued operation.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of material intercompany accounts and transactions.

Revenue Recognition
The Company recognizes revenue on product sales when the products are shipped and the customer takes ownership. The Company records any advance payments for products or services as deferred revenue. The Company accrues the cost of warranty and product upgrade obligations when the product is shipped. The Company recognizes service contract revenue ratably over the length of the contract. The Company recognizes revenue under laser equipment operating leases per the terms of the contract. The Company recognizes revenue on the sale of contact lenses and related products upon shipment. The Company recognizes per procedure royalty revenue and its payment obligation to Pillar Point Partners upon shipment of Omnicards to its customers. Omnicards are required to perform laser vision correction procedures with the Company's equipment. The Company recognizes revenue resulting from its share of Visx per procedure fees upon distribution from Pillar Point Partners (see note 14).

Cash Equivalents
Cash equivalents consist of certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Short and Long-term Investments
Short-term investments consist of investments that will mature within twelve months of the balance sheet date. Long-term investments consist of investments that will mature greater than twelve months from the balance sheet date. The Company considers its investments as available-for-sale and carries the investments at market, which approximates cost plus accrued interest. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. These investments consist of U.S. Government Securities, mortgage-backed securities and investment grade corporate bonds.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these items. The fair market value of long term debt approximates the carrying value due to the floating interest rate.

Concentration of Credit Risk
The Company's trade receivables can potentially subject it to credit risk. The Company limits its credit risk of U.S. receivables by obtaining advance deposits and commitments from customers and third-party leasing companies. The Company limits its credit risk of international receivables by using distributors with proven credit history or by requiring irrevocable letters of credit.

Inventories
Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Property and Equipment
Property and equipment is stated at cost. Property and equipment under capital leases is stated at the lower of the present value of future minimum lease payments or fair market value at the beginning of the lease term. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from five to ten years. Amortization on property and equipment held under capital leases and leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Patents and Organization costs
Patents consist of patents and patent application costs. Patents are amortized over the patents economic life using the straight-line method. Other assets include deposits, organization costs, and long-term trade receivables. Organization costs are amortized over five years using the straight-line method.

Income taxes
Deferred tax assets and liabilities have been established for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. These deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using currently enacted tax rates that are expected to be in effect during the years in which the differences are anticipated to reverse. Deferred tax provision (benefit) represents the change in the deferred tax asset balance. Tax credits are treated as reductions of income taxes in the year in which the credits become available for income tax purposes.

Foreign Currency Translation
Assets, liabilities and expenses related to foreign operations are remeasured in U.S. dollars at the appropriate exchange rates. Gains and losses resulting from remeasurement are included in other income and expense.

Advertising Expense
The Company expenses the production costs of advertising when the advertising takes place. For the years ended December 31, 1996, 1995 and 1994 the Company expensed $6,346, $4,126 and $5,300, respectively.

Stock Based Compensation
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (OAPBO) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the CompanyOs financial position, results of operations, or liquidity. Future operations of the Company may be impacted by the various legal proceedings related to the patents associated with the Company's product discussed in note 11.

Net Income (loss) Per Share
Net Income (loss) per common share is based on the weighted average number of common shares outstanding during each year. After giving effect to stock options considered to be dilutive Common Stock equivalents, fully diluted income per share is not materially different from primary income per share.

Reclassifications and Restatement
Certain reclassifications were made to the 1995 and 1994 Consolidated Financial Statements to conform to the 1996 presentation. The prior years Consolidated Financial Statements have been restated to reflect the accounts of Lens Express, Inc., which the Company acquired in May of 1996 and has accounted for as a pooling of interests. The Company is divesting its Vision Center Business owned and operated by RCII. Accordingly, the results of operations for this business have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

3. Discontinued Operations
On January 30, 1997, the Company publicly announced its plan to discontinue its Vision Center Business owned and operated by RCII. The Company anticipates that the business will be disposed of by July, 1997. Accordingly, the results of operations for this business have been classified as discontinued operations for all periods presented in the consolidated financial statements. The net assets held for discontinued operations of 15.0 million includes $10.0 million of short term investments allocated to RCII, $8.1 million of net property and equipment and a $4.6 million provision for operating losses during the phase-out period. The net loss of the discontinued operations for the years ended December 31, 1996, 1995 and 1994 was $23,366, $4,542 and $2,366, respectively.

4. Inventories
Inventories consist of the following:

                                               December 31,
                                        -----------------------
                                             1996          1995
                                             ----          ----


Raw materials and subassemblies         $   2,243       $  5,802
Work in process                               728          2,231
Finished goods                             12,877          7,670
                                        ---------       --------
                                        $  15,848       $ 15,703
                                        =========       ========

5. Notes Receivable From Officers
Notes receivable from officers at December 31, 1996 consist of a demand note receivable including accrued interest with an interest rate of 9%. Notes receivable from officers at December 31, 1995 consist of a demand note receivable including accrued interest with an interest rate of 7.25%.

6. Property and Equipment
Property and equipment consist of the following:

                                                   December 31,
                                              ----------------------
                                                 1996           1995
                                                 ----           ----

Leasehold improvements                        $   1,625       $  1,402
Manufacturing and test equipment                  8,552          6,703
Furniture, fixtures and office equipment          6,455          5,398
Laser equipment held for leases                   3,494            981
                                              ----------      --------
                                              $  20,126       $ 14,484
Less Accumulated Depreciation                   (10,745)       (7,778)
                                              ----------      -------

             Net Property and Equipment       $   9,381       $ 6,706
                                              ==========      =======

Laser equipment held for leases is held under operating leases with customers. Accumulated depreciation on such leased equipment as of December 31, 1996 and 1995 was $1.0 million and $.2 million, respectively. At December 31, 1996 $2.3 million of future minimum lease payments were due to the Company pursuant to its operating lease agreements.

7. Patents
Patents consist of the following:

                                              December 31,
                                      --------------------------
                                        1996             1995
                                        ----             ----

Patents                               $   7,934        $   7,381
 Less Accumulated Amortization           (1,187)            (586)
                                      ---------        ---------
             Net Patents              $   6,747        $   6,795
                                      =========        =========

8. Accrued Expenses
Accrued expenses consist of the following:

                                            December 31,
                                     --------------------------
                                       1996             1995
                                       ----             ----

Accrued payroll and vacation         $   1,115       $    1,192
Accrued warranty costs                     932            2,623
Other accrued expenses                   3,927            5,472
                                     ---------       ----------
                                     $   5,974       $    9,287
                                     =========       ==========

9. Financing and Leasing Arrangements
Leases
Capital lease obligations consist of amounts due under equipment lease agreements. At December 31, 1996, the cost and accumulated depreciation of the related equipment was $1,299 and $523, respectively. The Company leases its office and manufacturing facilities in the U.S. under operating leases expiring in 2000. The Company leases an office and manufacturing facility in Ireland under an operating lease expiring in 2026. Rent expense was approximately $898, $655 and $697, for the years ended December 31, 1996, 1995, and 1994, respectively.

Financing Arrangements
In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At December 31, 1996, the Company had no borrowings under this facility. Also in March 1996, the Company's wholly-owned subsidiary, RCII, obtained a $20.0 million unsecured term loan. The term loan is guaranteed by the Company. At December 31, 1996 $16.3 million of borrowings were outstanding under this facility. The interest rate at December 31, 1996 was 8.25%. Interest expense related to this obligation is included in the net loss of discontinued operations. This obligation is included in the Company's consolidated balance sheet as of December 31, 1996.

At December 31, 1996, future payments of long term debt and capital leases and minimum rental payments under noncancellable operating leases of continuing operations were as follows:

                                                         Long Term Debt         Capital Leases          Operating Leases
                                                         --------------         --------------          ----------------
Year ending December 31:
   1997                                                        5,000                    284                   828
   1998                                                        5,000                    150                   837
   1999                                                        5,000                     81                   792
   2000                                                        1,250                     12                   512
   2001                                                            -                      -                   206
   Thereafter                                                      -                      -                 5,058
                                                          ----------                 ------               -------
     Minimum future debt payments                             16,250                    527               $ 8,233
                                                                                                          =======
Less amounts representing interest                                 -                     59
                                                          ----------                 ------
     Present value of minimum future debt
        payments                                              16,250                    468
Less current maturities of long term debt                      5,000                    246
                                                          ----------                 ------
     Long term debt, less current maturities              $   11,250                 $  222
                                                          ==========                 ======

10. Stockholders' Equity
Common and Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock of $.01 par value and 60,000,000 shares of common stock at $.01 par value. The terms and conditions of the preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

Stock Option Plans
In March 1987, the Company adopted a Stock Option Plan (the "1987 Plan"). The Plan permits the Company to grant both incentive and nonincentive stock options to employees. In October of 1996, the Company's Board of Directors approved a 10% increase (282,492) in shares reserved for the 1987 Plan. At December 31, 1996, there were 3,107,415 shares of common stock reserved by the Board of Directors for issuance under the 1987 Plan. Options generally vest within 3 years of grant date. Options granted under the 1987 Plan must be exercised not later than 10 years from the date of grant.

The Company also has a Stock Option Plan for Outside Directors (the "Directors Plan"). At December 31, 1996, there were 75,000 shares of common stock reserved for issuance under the Directors Plan. Options vest one year from grant date. Options granted under the Directors' Plan must be exercised not later than 10 years from the date of grant.

Options on 482,324 shares, 409,326 shares, and 488,776 shares were exercisable under the plans at December 31, 1996, 1995, and 1994, with a weighted average exercise price of $7.82, $11.52, and $8.79, respectively.

The following table summarizes activity under the Plans for each of the three years in the period ended December 31, 1996:

                                                 Shares                                   Weighted average
                                              In thousands         Price per share         price per share
                                              ------------         ---------------        ----------------
Options outstanding, December 31, 1993            888,763                                    $    10.37
     Options granted at market price              189,555           $16.17 - 22.83                17.91
     Options granted below market price             8,625             .67 - 10.50                  7.51
     Options lapsed or canceled                  (141,397)                                        16.11
     Options exercised                            (50,841)           1.63 - 19.83                  7.15
                                                   ------

Options outstanding, December 31, 1994            894,705                                         12.13
     Options granted at market price               68,102            19.17 - 33.75                23.31
     Options granted below market price            36,938                20.00                    20.00
     Options lapsed or canceled                   (48,356)                                        18.17
     Options exercised                           (248,314)            .67 - 22.83                  9.48
                                                 --------

Options outstanding, December 31, 1995            703,075                                         14.14
     Options granted at market price              832,161            5.375 - 31.13                 6.23
     Options lapsed or canceled                  (329,012)                                        17.76
     Options exercised                           (184,308)          $4.33 - $22.83                 7.58
                                                 --------

Options outstanding, December 31, 1996          1,021,916                                         $7.72
                                                =========                                         =====

There were 210,256, 435,287, and 112,185 shares available for grants under the Plans at December 31, 1996, 1995 and 1994, respectively. The weighted average fair value of options granted during 1996 and 1995 was $3.43 and $12.33 per option, respectively.

The following table summarizes significant ranges of outstanding and exercisable options under the Stock Option Plans at December 31, 1996:

                     Options Outstanding                                                Options Exercisable
-----------------------------------------------------------------                  -----------------------------
                                         Weighted        Weighted                                       Weighted
                                          Average         Average                                        Average
     Ranges of           Number          Remaining       Exercise                    Number             Exercise
  Exercise Prices      Outstanding   Contractual Life      Price                   Exercisable            Price
  ---------------      -----------   ----------------    --------                  -----------          --------
  $4.33 to $5.38         786,192          9.0           $   5.35                    356,013           $   5.32
 $5.50 to $14.50         123,080          7.0              12.80                     87,732              13.37
$14.87 to $29.33         112,644          7.8              18.68                     38,579              18.25

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          1996             1995
                                          ----             ----

         Expected life                   4 years          4 years
         Interest rate                    6.18%            6.38%
         Volatility                       65.3%            51.5%
         Dividend yield                    0%               0%

Stock based compensation costs would have increased pretax loss by $1.5 million and $.7 million in 1996 and 1995 ($.05 and $.03 per share, respectively) if the fair values of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Other Options Issued
In February 1989, the Company granted an officer options to purchase 225,000 shares of Common Stock at $1.00 per share. The options are restricted, nonincentive, and were granted outside of the Company's Plan. At December 31, 1996, all 225,000 shares were exercisable, and were exercised subsequent to year end.

RCII Stock Option Plan
In August 1993, the Company adopted a Stock Option Plan to grant options to purchase shares of its wholly-owned subsidiary, Refractive Centers International, Inc. (the "RCII Plan") and reserved 2,500,000 shares of Refractive Centers International, Inc. for issuance under the RCII Plan. In September 1995, the Company decreased the number of shares reserved from 2,500,000 to 800,000. During 1996, 83,500 and 606,250 shares were granted and canceled, respectively. At December 31, 1996, 238,500 options were outstanding at an option price of $.50 and 61,000 were exercisable. Options granted under the plan must be exercised not later than 10 years from the date of grant. The proforma disclosures for 1996 and 1995 related to the adoption of SFAS No. 123 are not material.

Employee Stock Purchase Plan
In May 1991, the Company adopted an Employee Stock Purchase Plan (the OPurchase PlanO). The Purchase Plan is available to all eligible full-time employees, excluding those owning 5% or more of the Company's Common Stock. Pursuant to the Purchase Plan, employees can purchase the Company's Common Stock, at 85% of fair market value, in an amount up to 5% of the employee's wages during the semi-annual plan purchase period. Under the Plan, the Company sold 1,051 shares, 2,250 shares, and 8,210 shares in 1996, 1995, and 1994, respectively. The Company has adopted the provisions of SFAS No. 123 for the Purchase Plan, however, the proforma effect on net income for 1996 and 1995 of the 15% discount is not material.

Shareholder Rights Plan
In March 1990, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan") pursuant to which each stockholder of the Company holds one currently non-exercisable right ("Right") for each share of Common Stock beneficially held. The Rights become exercisable upon the occurrence of a "Distribution Date," whereupon the holder is entitled to purchase from the Company one-quarter of a share of Common Stock at the exercise price of $12.50, subject to adjustment. Generally, a Distribution Date occurs if (a) a person or group becomes a beneficial owner of 15% or more of the Company's outstanding shares of Common Stock without the prior approval of the Board ("Acquiring Plan"), or (b) ten business days lapse following the commencement of, or announcement of an intention to make, a tender or exchange offer for the Common Stock not approved by the Board, which, if consummated, would result in a person or group becoming a beneficial owner of 15% or more of the CompanyOs outstanding shares of Common Stock.

If a person or group becomes an Acquiring Person, a "Flip-In Event" thereby occurs concurrently with the Distribution Date, with the effect that each Right (other than those owned by such Acquiring Person) will entitle its holder to obtain Common Stock having a market value of eight times the Right's exercise price for a purchase price equal to four times the exercise price of the Rights, in effect allowing a Rights holder to purchase a fixed amount of the Company's Common Stock at a discount of 50% off the market price. If a person or group becomes an Acquiring Person (hence triggering a Flip-In Event), and thereafter the Company is involved in a merger or other business combination with the Acquiring Person where the Company is not the surviving entity and the holders of the Company's Common Stock are not the holders of all of the surviving entity's Common Stock, or the sale of 50% or more of the Company's assets and earning power to the Acquiring Person occurs a "Flip-Over Event", each Right (other than those owned by the Acquiring Person) will then entitle the holder to obtain eight times the Right's exercise price for a purchase price equal to four times the exercise price of the Rights.

11. Commitments and Contingencies
Commitments
During 1991, the Irish Development Authority ("IDA") agreed to reimburse the Company up to approximately $740 for rent, training and fixed asset acquisition costs incurred in conjunction with the opening of its manufacturing facility in Cork, Ireland. The Company may be required to repay the grants if the facility is closed within eight years of the final grant drawdown. As of December 31, 1996, the Company has received approximately $574 from the IDA under these agreements.

On September 5, 1996 David F. Muller, the Company's Chairman and Chief Executive Officer, was terminated from all positions with the Company and its subsidiaries. On March 5, 1997 the Company and Dr. Muller entered into a settlement agreement intended to resolve any and all disputes relating to Dr. Muller's termination. Pursuant to the agreement, Dr. Muller will receive remuneration for certain services.

In February 1992, the Company entered into a licensing agreement with IBM pursuant to which IBM granted the Company a license to its patent covering excimer laser ablation of tissue and the Company agreed to pay IBM a royalty of 2% of the net selling price of its Excimer Systems sold or leased in the U.S. and certain other countries. The Company also licenses certain laser patents from Patlex Corporation and has agreed to pay royalties, not to exceed $100 per year, with respect to laser sales.

Contingencies

U.S. Patent Litigation against VISX

         In 1993, the Company purchased certain U.S. and foreign patents for an aggregate purchase price, including acquisition costs, of $5.1 million in cash and 50,000 shares of Common Stock. One of these patents is the Azema Patent. As required by the terms of the governing agreements, the Company offered Pillar Point Partners the opportunity to acquire exclusive rights under the Azema Patent, but Pillar Point Partners declined. On August 29, 1995, the Company filed suit in the U.S. District Court for the District of Delaware against VISX for infringement of the Azema Patent. The Company is seeking damages for past infringement for all excimer lasers manufactured by VISX in the U.S. for use outside the U.S. In addition, the Company is seeking to enjoin VISX from manufacturing and selling excimer lasers for any purpose other than U.S. clinical trials. On October 10, 1995, VISX filed an answer to the Company's complaint and on March 3, 1997, VISX moved for Summary Judgment. The Court has scheduled a trial, if necessary, for July 21, 1997. There can be no assurance that the Company will prevail in this proceeding.

German Patent Litigation

         On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind appealed the judgment. On October 17, 1996, Schwind agreed to dismiss its appeal and pay the Company 1.23 million German marks (approximately $800,000) in satisfaction of the Company's judgment. The Chiron Technolas appeal was recently decided in favor of the Company. Chiron Technolas may appeal further to the German Supreme Court. If the Chiron Technolas appeal is decided against the Company, the infringement verdict in Germany will be overturned and the Company will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.5 million at December 31, 1996.

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

Pillar Point Partners Patent Litigation

         In March 1995, Pillar Point Partners sued LaserSight, Inc. for patent infringement in the Federal District Court for Delaware. In addition, the defendant, LaserSight, Inc., has entered a declaratory judgment counterclaim challenging Pillar Point Partners' ability to enforce its rights under one of its patents, which counterclaim asserts, among other things, that the alleged pooling of patents by Pillar Point Partners constitutes patent misuse. Any successful challenge to the structure and operation of Pillar Point Partners or to its patents could have a material adverse effect on the Company's business, financial condition and results of operations. On March 26, 1997, the parties announced that they had entered into a settlement agreement pursuant to which the litigation will be dismissed without prejudice. In the settlement agreement, Pillar Point, VISX and Summit have granted LaserSight a release from liability for patent infringement claims arising before the effective date of the agreement, and LaserSight has agreed to make a nominal payment and to notify Pillar Point before it begins manufacturing or selling in the United States.

         Pillar Point Partners has also commenced patent infringement litigation against certain ophthalmologists believed to be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as two alleged manufacturers of such laser systems and an individual believed to be inducing infringement of such patents. These actions are presently pending as Pillar Point Partners, et al. v. David Dulaney, et al. (U.S. District Court, District of Arizona, Civil Action No. 96-2051PHXPGR); Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado, Civil Action No. 96-N-2351); Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida, Civil Action No. 97-54-CV-ORL-22); and Pillar Point Partners, et al. v. William D. Appler (U.S. District Court, District of Columbia, Civil Action No. 1:96CV02082). The defendants in the Barnet and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust counterclaims. In addition, the Company is pursuing litigation against certain other parties engaged in similar activities, including an importer, a service provider and certain other ophthalmologists, some of whom have asserted antitrust and other counterclaims against the Company.

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

VISX Royalty Action

         On August 28, 1996, an affiliate of VISX, purporting to act on behalf of Pillar Point Partners, commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. The suit alleges that the Company owes equipment royalties to Pillar Point Partners of not less than $4.5 million together with interest, costs and attorneys' fees. The Company denies these allegations and intends to contest them vigorously. However, there can be no assurance that the lawsuit will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse affect on the results of operations of the Company in the period in which it occurs.

FTC Investigation

         On October 13, 1995, the Company received notice that the FTC initiated an investigation to determine whether Pillar Point Partners, VISX, the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and or/practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners with these laws may depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will conclude that Pillar Point Partners complies with U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners.

Antitrust Litigation

         In June 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar claims and seeking substantially similar relief. Pillar Point Partners has stated that it believes the California lawsuits are without merit and is contesting the suits vigorously.

Seriani Litigation

         On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act - the Florida civil RICO statute - based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. The Company believes that the Serianis' suit against the Company and Lens was without merit.

Vernon Litigation.

         On or about March 23, 1994, a former Lens employee filed a charge of discrimination against Lens with the Equal Employment Opportunity Commission, alleging sexual discrimination and harassment by certain co-employees, and retaliation against her by Lens when she was terminated after making the claim. After an investigation, the EEOC's Legal Department concluded that no probable cause existed. On or about February 1, 1996, the former employee sued Lens and two Lens managers in the United States District Court for the Southern District of Florida, alleging sexual harassment and other state and federal charges and seeking unspecified compensatory and punitive damages. All defendants have denied the allegations. Subsequently, other present or former employees have made similar allegations, and one has indicated that she intends to file suit. While Lens believes the claims to be without merit, there can be no assurance that it will prevail in this litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

Shareholder Actions.

         Between August, 1996 and October, 1996, fourteen shareholder actions were commenced against the Company and certain of its officers in the United States District Court for the District of Massachusetts. The actions were consolidated, by order of the Court entered December 2, 1996, as In re Summit Technology Securities Litigation, Civil Action No. 96-11589-JCT (the "Exchange Act Action"). Plaintiffs filed a First Amended and Consolidated Class Action Complaint (the "Complaint") on January 10, 1997.

         In the Complaint, plaintiffs claim to have been purchasers of the Company's Common Stock at various times between May, 1995 and June, 1996. They claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by the Company or its officers. Plaintiffs allege that the statements made material misrepresentations of fact, or failed to disclose material information necessary to make statements made not misleading, concerning a variety of matters -- including, for example, alleged sale of laser systems in contravention of FDA regulations, alleged patent royalty payments owed by the Company, alleged defects in the manner by which the Company obtained FDA approval for the Company's Excimer System, alleged adverse side effects of use of the Company's laser systems, alleged size of the market for LVC systems and procedures in the United States, alleged competitive position of the Company's Excimer System compared with excimer systems under development or sold by competitors, and an alleged "write-off" arising from the acquisition of Lens Express, Inc. Among the statements which plaintiffs claim to have been misleading or to have unlawfully omitted material information are statements contained in a number of the Company's filings with the SEC pursuant to the reporting and other requirements of the Securities Exchange Act of 1934 or the Securities Act of 1933. Such filings include:

         The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

         The Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995

         The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995

         The Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995

         The Company's Registration Statement on Form S-3 and Prospectus dated October 23, 1995

         The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

         In addition, plaintiffs claim violations of Section 20A of the Securities Exchange Act of 1934 by certain officers of the Company due to alleged sales of Common Stock of the Company while in the possession of material non-public information.

         Plaintiffs seek certification of the Exchange Act Action as a class action, purportedly on behalf of all purchasers of the Company's Common Stock, other than defendants and certain affiliated persons and entities, between March 31, 1995 and July 3, 1996. Plaintiffs seek unspecified damages, interest, costs and expenses.

         On October 1, 1996, an additional action was commenced in the United Sates District Court for the District of Massachusetts against the Company, its directors, certain of its officers and the four underwriters of the Company's October, 1995 Common Stock offering. The action was coordinated with In re Summit Technology Securities Litigation, Civil Action No. 96-11589, by order of the Court dated December 2, 1996 and is presently pending as In re Summit Technology Securities Litigation (the Burke Action), Civil Action No. 96-11589 (the "Burke Action"). Plaintiff filed an Amended Complaint (the "Amended Complaint") on January 10, 1997.

         In the Amended Complaint, plaintiff claims to have purchased shares of the Company's Common Stock pursuant to the Company's Registration Statement on Form S-3 dated October 23, 1995, and declared effective by the Securities and Exchange Commission on or about October 24, 1995 (the "October Registration Statement"). He claims violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the October Registration Statement or failures to disclose material information necessary to make statements made in the October Registration Statement not misleading. He claims misrepresentations or omissions concerning a variety of matters -- including, for example, alleged adverse side effects of use of the Company's laser products, alleged sale by the Company of its products in contravention of FDA regulations and alleged royalty payments owed by the Company. The Amended Complaint seeks unspecified damages, interest, costs and expenses. The plaintiff seeks certification of the Burke Action as a class action, purportedly on behalf of all purchasers of the Company's Common Stock pursuant to the October Registration Statement, other than defendants and certain affiliated persons and entities.

         On February 27, 1997, the Company moved to dismiss the Exchange Act Action and the Burke Action for failure to state a claim on which relief could be granted. The Court has scheduled a hearing on the motions for May 5, 1997.

         The Company believes that the allegations in the Exchange Act Action and the Burke Action are without merit, and it intends to defend the actions vigorously. There can be no assurance that the Company will not be served with additional complaints of a similar nature in the future, that the Company will ultimately prevail in the pending or any possible additional actions, or that the actions, individually or in the aggregate, will not have a material adverse effect on the Company.

         On December 20, 1996, a shareholder of the Company filed in the United States District Court for the District of Massachusetts a derivative action, purportedly on behalf of the Company, against the Company as nominal defendant, its directors and certain of its present or former officers. This action is presently pending as West v. Muller, et al, Civil Action No. 96-12576-JLT (the "Derivative Action"). The complaint in the Derivative Action alleges that the defendant directors and officers caused the Company to make public statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and of Sections 11 and 12 of the Securities Act of 1933, which contained material misrepresentations of fact or which failed to disclose material information necessary to make the statements made not misleading. It alleges that this conduct has rendered the Company liable to the plaintiffs in, and has exposed the Company to the expense and inconvenience of defending, the Exchange Act Action and the Burke Action and has harmed the Company's reputation, thereby limiting its access to capital markets. The complaint further alleges that the defendant directors and officers improperly traded in the Company's Common Stock based upon material non-public information. The complaint seeks recovery from the defendant directors and officers, in an unspecified amount, for the damages allegedly caused by their alleged misconduct. The Company has not been served with the complaint.

Lens Express

         In November, 1996, certain former shareholders of Lens (the "Lens Shareholders") made demand on the Company for rescission of the Company's acquisition of Lens, asserting that, prior to the acquisition, they had been misled "regarding the product, markets, operations and financial prospects" of the Company. Subsequently, the Lens Shareholders withdrew their rescission demand and entered into settlement discussions with the Company. These discussions are continuing. However, there can be no assurance that the Lens Shareholders will not renew their rescission demand or that the matter will be resolved without resort to litigation. The Company believes the Lens Shareholders' claims to be without merit.

12. Income Taxes
The appropriate tax effect of each type of temporary difference and carryforward that gives rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                December 31,
                                           --------------------
                                             1996         1995
                                           --------     --------

Deferred tax asset:
         Net operating loss                $ 18,595    $ 11,547
         Research and development credit        721         761
         Inventory adjustments                  349         856
         Warranty/ other  reserves              509       1,623
         Other temporary differences            250         426
                                           --------    --------
         Subtotal                          $ 20,424    $ 15,213
         Valuation allowance                (19,695)    (14,413)
                                           --------    --------
                                           $    752    $    800
Deferred tax liability:
         Patent costs                           534         689
         Other temporary differences            195         111
                                           --------    --------
                                           $    729    $    800
                                           --------    --------
Net Deferred Tax Asset                     $      0    $      0
                                           ========    ========

Due to the uncertainty of future taxable income being generated, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 1994, was $13,092. The net change in the total valuation allowance for the years ended December 31, 1996 and December 31, 1995 was $5,282 and $1,321, respectively.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% as a result of the following:

                                                         Year ended December 31,
                                                      -----------------------------
                                                      1996          1995       1994
                                                      ----          ----       ----
     Expected benefit at federal
         income tax rate                            $ (4,706)     $  823    $ (4,951)
     Foreign, state, and other
          taxes, net of federal benefit                   46         126          64
     Change in valuation allowance
       for deferred tax assets
        allocated to income tax expense                4,704        (172)      5,174
                                                    --------      ------    --------
     Provision for income tax                       $     44      $  777    $    287
                                                    ========      ======    ========

At December 31, 1996, the Company had an operating loss carryforward of approximately $46,487 available to offset future federal taxable income from continuing operations. The net operating loss amount includes approximately $6,141 of employee stock option compensation deductions which will be credited to additional paid-in capital when realized. The Company is currently divesting RCII and has reported RCII as a discontinued operation. The operating loss carryforward attributed to RCII of $15,203 will remain with the divested entity. As a result, the Company will not be able to utilize that portion of the operating loss carryforward to offset future federal taxable income from continuing operations. This amount has been removed from the deferred tax asset and operating loss carryforward as stated above.

In addition, the Company has research and experimentation tax credit carryforwards of approximately $721. The operating loss and tax credit carryforwards expire in varying amounts through 2011. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss may be limited. As of December 31, 1996, utilization of the Company's net operating loss carryforward is not limited by
Section 382.

There are no unremitted earnings in the Company's foreign subsidiaries.

The Internal Revenue Service is currently in the process of an Income Tax Examination of Lens Express for the years ended June 30, 1994 and June 30, 1995. The Company has no other income tax examinations pending.

13. Retirement Plans
The Company sponsors defined contribution retirement plans ("the plans"). Employees may contribute various percentages of their salary subject to contribution limits defined by the Internal Revenue Code. The Company may, at its discretion, match in cash or its common stock the employeeOs contributions. For the years ended December 31, 1996, 1995 and 1994, the Company contributed cash and common stock valued at $127, $91 and $62, respectively representing its matching contribution to the Plan.

14. Pillar Point Partnership
Pursuant to a partnership and licensing arrangement with VISX, the Company and VISX are obligated to pay royalties on U.S. equipment sales and procedures performed with such equipment in the U.S. to Pillar Point Partners. Pillar Point Partners is jointly owned by the Company and VISX. The Company records the net royalty liability owed to Pillar Point Partners as Cost of Revenues. The Company records revenue on distributions from Pillar Point Partners resulting from the Company's share of Visx royalties. Administrative expenses paid to Pillar Point Partners are classified as operating expenses as incurred. For the year ended December 31, 1996 and 1995, Summit royalty revenues were $7.1 million and $.2 million, respectively.

15. Supplemental Cash Flow Information
For the years ended December 31, 1996, 1995, and 1994, the Company recorded the following non cash transactions:

1996

None

1995

None.

1994

Shares issued for patent rights of $966.
Retirement of treasury stock of $305.
Notes receivable for common stock purchase of $205.
Shares issued under Retirement Plan of $62.

16. Investment Securities
Short and long term investment securities consists of the following at December 31, 1996 and 1995:

                                                      Fair Value
     At December 31, 1996
                U.S. Government                      $     14,512
                Mortgage-backed                      $      5,759
                Corporate Bonds                      $      7,840
                                                     ------------
                                                     $     28,111
                                                     ============
     At December 31, 1995
                U.S. Government                      $     12,160
                Mortgage-backed                      $      2,002
                Corporate Bonds                      $     20,976
                                                     ------------
                                                     $     35,138
                                                     ============

The Company's amortized cost approximates fair value of the investment securities and as a result the Company has no unrealized holding gains or losses.

As of December 31, 1996, the Company had $26,611 of debt securities due within five years of the balance sheet date and had $1.5 million of debt securities due after five years of the balance sheet date. As of December 31, 1995, all of the Company's debt securities of $35,138 were due within five years of the balance sheet date.

Gross realized gains included in other income in 1996 and 1995 were $104 and $11, respectively, and gross realized losses included in other income in 1996 was $70 and were immaterial in 1995.

17. Business Combination
In May 1996, the Company acquired Lens Express, Inc. of Deerfield Beach, Florida for 1.71 million shares of Summit stock. Lens Express operates as a wholly owned subsidiary of Summit Technology. The acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of Lens Express, Inc.

Net sales, net income (loss) from continuing operations, and net income (loss) of the separate companies for the restated periods were:

Year ended December 31, 1995

                                          SUMMIT                   LENS          DISCONTINUED
                                      TECHNOLOGY, INC.         EXPRESS, INC.      OPERATIONS       COMBINED
                                      ----------------         -------------     ------------      --------

Net Revenues                              $44,311                 $51,587          $      -        $95,898
Net Income from continuing operations       1,030                     545                 -          1,575
Net income (loss)                          $1,030                 $   545          $ (4,542)       $(2,967)

Year ended December 31, 1994

                                         SUMMIT                   LENS          DISCONTINUED
                                      TECHNOLOGY, INC.         EXPRESS, INC.      OPERATIONS       COMBINED
                                      ----------------         -------------     ------------      --------


Net Revenues                              $23,370               $  48,098          $      -        $71,468
Net Loss from continuing operations       (13,015)                 (1,418)                -        (14,433)
Net loss                                 $(13,015)              $  (1,418)         $ (2,366)      $(16,799)



The following adjustments were made to the previously reported December 31, 1993 stockholders' equity accounts:

            Common Stock
            ------------             Additional paid            Accumulated             Total Shareholders'
        Shares      Par Value          in capital                 Deficit                equity adjustment
        ------      ---------          ----------                 -------                -----------------
         1,709       $ 17                 $ 163                  $  2,057                    $  2,237

                          Independent Auditor's Report
                          ----------------------------

The Board of Directors and Stockholders
Summit Technology, Inc.:

Under date of February 27, 1997, we reported on the consolidated balance sheets of Summit Technology, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG Peat Marwick LLP
                                                           KPMG PEAT MARWICK LLP


Boston, Massachusetts
February 27, 1997


                                                                   Schedule II


                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  December 31, 1994, 1995 and 1996 (unaudited)
                                 (in thousands)

December 31, 1994                            Balance at Beginning         Additions/            Amounts            Balance at End
                                                   of Period            (Deductions)          Written Off             of Period
Allowance for Doubtful Accounts                    $760                     $357                  $68                   $1,049

December 31, 1995                            Balance at Beginning         Additions/            Amounts            Balance at End
                                                   of Period            (Deductions)          Written Off            of Period

Allowance for Doubtful Accounts                     $1,049                  ($75)                  $-                    $974

December 31,1996                             Balance at Beginning                                Amounts           Balance at End
                                                   of Period               Additions          Written Off            of Period

Allowance for Doubtful Accounts                     $974                    $186                   $263                  $897

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


                                     PART IV

Item 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

1.       Financial Statements

The documents listed below are included in Item 8 of Part II of this Report. Independent Auditors' Report

Consolidated Balance Sheets
December 31, 1996 and 1995

Consolidated Statements of
Operations-Years Ended December 31,
1996, 1995 and 1994

Consolidated Statement of Cash
Flows-Years Ended December 31,
1996, 1995 and 1994

Consolidated Statements of Stockholders'
Equity-Years Ended December 31, 1996,
1995 and 1994

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Included in Item 8 of Part II of this report are the following:

Independent Auditors' report regarding Schedules

Schedule II - Valuation and qualifying accounts

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

3.       Exhibits

         The following Exhibits are either filed herewith or were filed as exhibits to such other document filed with the Commission as is indicated:


EXHIBIT NO.       DESCRIPTION
-----------       -----------
    2.1           Agreement and Plan of Merger dated April 19, 1996 among the Company,
                  Summit Acquisition Corporation, Lens Express, Inc., Mordechai Golan, Creslin
                  Limited, Menderes Akdag and Huseyin Kizanlikli, incorporated by reference to the
                  Company's Form 8-K dated May 15, 1996.

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

    3.3           By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1989

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

    10.9*         Executive Stock Option Agreement Between the Company and  David F. Muller,
                  incorporated by reference to Exhibit 10.9 to the 1992 10-K

    22            Subsidiaries, incorporated by reference to Exhibit 22 to the 1992 10-K

    23            Consent of KPMG Peat Marwick LLP, attached hereto

    27            Financial Data Schedule (For EDGAR Filing Purposes Only)

                  Reports on Form 8-K.

                  During the quarter ended December 31, 1996, the Company filed one report on Form 8-K dated October 8, 1996.

* Management Compensation Plan

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUMMIT TECHNOLOGY, INC.



Date:        March 28, 1997              By: /s/ D. Verne Sharma
      --------------------------             ----------------------------------
                                             D. Verne Sharma, President
                                             and Acting Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ D. Verne Sharma                         President and Acting                March 28, 1997
----------------------------------------    Chief Executive Officer
D. Verne Sharma


/s/ Rajiv P. Bhatt                          Executive Vice President            March 28, 1997
---------------------------------------     and Chief Financial Officer
Rajiv P. Bhatt


/s/ Jeffrey A. Bernfeld
---------------------------------------     Director                            March 28, 1997
Jeffrey A. Bernfeld


/s/ Richard F. Miller
---------------------------------------     Director                            March 28, 1997
Richard F. Miller


/s/ John A. Norris
---------------------------------------     Director                            March 28, 1997
John A. Norris


/s/ Richard M. Traskos
---------------------------------------     Director and                        March 28, 1997
Richard M. Traskos                          Chairman of the Board

                                 Exhibit Index
                                 -------------


Exhibit                          Description
-------                          -----------

23                               Consent of KPMG Peat Marwick LLP

27                               Financial Data Schedule (For EDGAR Filing
                                 Purposes Only)