Form 10-Q
period 1997-03-31
SUMMIT TECHNOLOGY INC
filed 1997-05-15
CIK 813902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:          March 31, 1997
                               -------------------------------------------------

Commission File Number:             0-16937
                       ---------------------------------------------------------

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

On March 31, 1997, 31,022,335 shares of common stock, par value $.01 per share were outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                       MARCH 31,         DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                  1997                1996
------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
ASSETS

     Current assets:
         Cash and cash equivalents                                $ 42,019           $  44,013
         Short-term investments                                     29,675              19,393
         Accounts receivable, net                                    8,664               8,553
         Inventories, net                                           16,084              15,848
         Prepaid expenses and other current assets                   1,511               2,121
         Due from related party                                      1,960               1,726
         Restricted cash                                             1,364               1,502
         Notes receivable from officers                                101                 101
                                                                  --------           ---------
             Total current assets                                  101,378              93,257
                                                                  --------           ---------

     Long-term investments                                             296               8,718
     Property and equipment, net                                     9,402               9,381
     Patents, net                                                    6,546               6,747
     Other assets, net                                                 520                 529
     Net assets held for discontinued operations                    13,592              15,028
                                                                  --------           ---------
             Total assets                                         $131,734           $ 133,660
                                                                  ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                         $  4,100           $   3,771
         Accrued expenses                                            6,044               5,974
         Current maturities of long-term debt                        5,218               5,246
         Deferred revenue                                            3,797               3,634
         Due to related party                                        1,686               1,547
                                                                  --------           ---------
             Total current liabilities                              20,845              20,172

     Long-term debt, less current maturities                        10,187              11,472
     Deferred taxes                                                     69                  69

     Stockholders' equity:
     Common stock, $.01 par value. Authorized 60,000,000
       shares;  Issued 31,028,460 shares in 1997
       and 31,024,709  in 1996                                         311                 311
     Additional paid-in capital                                    171,068             170,983
     Accumulated deficit                                           (70,586)            (69,187)
                                                                  --------           ---------
                                                                   100,793             102,107
     Treasury stock, at cost, 6,125 shares in 1997 and
     1996                                                             (160)               (160)
                                                                  --------           ---------
             Total stockholders' equity                            100,633             101,947
                                                                  --------           ---------
             Total liabilities and stockholders' equity           $131,734           $ 133,660
                                                                  ========           =========

See accompanying notes to consolidated financial statements.

PART I:           FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS;  UNAUDITED)
--------------------------------------------------------------------------------
                                                       Three Months
                                                      Ended March 31,
                                                 -----------------------
                                                 1997               1996
                                                 ----               ----

Net revenues                                   $20,699            $25,158
Cost of revenues                                13,812             17,096
                                               -------            -------
Gross profit                                     6,887              8,062

 Operating Expenses:
    Selling, general and
          administrative expenses                4,968              7,257
    Research and development expenses            1,723              1,384
    Legal expenses                               2,000                697
                                               -------            -------
    Total operating expenses                     8,691              9,338

Operating loss from
    continuing operations                       (1,804)            (1,276)
                                               -------            -------

Other income                                       495              1,309
                                               -------            -------

Net (loss) income from
    continuing operations before
       provision for income taxes               (1,309)                33

Provision for income taxes                         (91)              (117)
                                               -------            -------

Net loss from
    continuing operations                       (1,400)               (84)

Loss from discontinued operations                 --               (3,470)
                                               -------            -------

Net loss                                       $(1,400)           $(3,554)
                                               =======            =======

Loss per share from
    continuing operations                         (.05)              --

Loss per share from discontinued
    operations                                    --                 (.11)
                                               -------            -------

Net loss per share                             $  (.05)           $  (.11)
                                               =======            =======

Weighted average number of
   common shares outstanding                    31,020             30,945
                                               =======            =======

 See accompanying notes to consolidated financial statements.

PART I:           FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                                                                      THREE MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS                                ENDED MARCH 31,
(IN THOUSANDS;  UNAUDITED)                                       1997               1996
------------------------------------------------------------------------------------------
Cash flows used by operating activities:
Net loss                                                      $ (1,400)          $ (3,554)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                1,105                731
    Bad debt recovery                                             (154)              (198)
    Changes in operating assets and liabilities:
           Accounts receivable, net                                 42               (206)
           Inventories, net                                       (236)            (2,331)
           Prepaid expenses and other current assets               610               (751)
           Accounts payable                                        328               (828)
           Accrued expenses                                         70              1,033
           Deferred revenue                                        163               (620)
           Related party, net                                      (92)              (365)
           Discontinued operations                               1,054                969
                                                              --------           --------

Net cash provided (used) by operating activities                 1,490             (6,120)
                                                              --------           --------

Cash flows from investing activities:
Increase in short-term investments                             (10,282)           (19,521)
Decrease (increase) in long-term investments                     8,422             (1,956)
Additions to property and equipment                               (917)              (961)

Decrease in restricted cash                                        139                 24
Other                                                             --                   80
Net cash invested in discontinued operations                      --               (2,901)
                                                              --------           --------

Net cash used by investing activities                           (2,638)           (25,235)
                                                              --------           --------


Cash flows from financing activities:
Net proceeds (repayments) of long-term debt                     (1,313)            17,686
Proceeds from exercise of stock options                             86                444
Cash used by discontinued operations                              --                  (75)
                                                              --------           --------
Net cash provided (used) by financing activities                (1,227)            18,055
                                                              --------           --------

Decrease in cash and cash equivalents                           (2,375)           (13,300)

Cash and cash equivalents at beginning of period                44,013             74,303
                                                              --------           --------

Cash and cash equivalents at end of period                    $ 41,638           $ 61,003
                                                              ========           ========

Supplemental cash flow information:

Interest paid                                                 $    378           $     87
                                                              ========           ========

Income taxes paid                                             $     59           $     22
                                                              ========           ========


      See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(1)  Nature of Business
     ------------------
     Summit Technology, Inc. (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also participates in per procedure royalties payable to Pillar Point Partners, a partnership formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly-owned subsidiary, Lens Express, Inc., the Company sells contact lenses and related products.

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


(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries at March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

     The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     Net Loss Per Share
     ------------------
     Net loss per common share is based on the weighted average number of common shares outstanding during each year.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 128 Earnings Per Share ("Statement 128"). Statement 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and once implemented will require restatement of all prior EPS data to conform with Statement 128. This restatement will not be material.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(3)  Inventories (in thousands)
     --------------------------

     Inventories consist of the following:

                                  March 31,       December  31,
                                    1997              1996
                                    ----              ----
Raw materials and
      subassemblies (net)          $ 1,119          $ 2,243
Work in process                        868              728
Finished goods                      14,097           12,877
                                   -------          -------

                                   $16,084          $15,848
                                   =======          =======


(4)  Reclassifications and Restatement
     ---------------------------------

Certain reclassifications were made to the 1996 Consolidated Financial Statements to conform to the 1997 presentation. The prior years Consolidated Financial Statements have been restated to reflect the accounts of Lens Express, Inc., which the Company acquired in May of 1996 and has been accounted for as a pooling of interests. The Company is divesting its Vision Center Business owned and operated by RCII. Accordingly, the results of operations for this business have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

(5)  Discontinued Operation
     ----------------------

On January 30, 1997, the Company publicly announced its plan to discontinue its Vision Center Business owned and operated by RCII. The Company anticipates that the business will be disposed of by July, 1997. Accordingly, the results of operations for this business have been classified as discontinued operations for all periods presented in the consolidated financial statements.


(6)  Contingencies
     -------------

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

German Patent Litigation

On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind appealed the judgment. On October 17, 1996, Schwind agreed to dismiss its appeal and pay the Company 1.23 million German marks (approximately $800,000) in satisfaction of the Company's judgment. The Chiron Technolas appeal was recently decided in favor of the Company. Chiron Technolas may appeal further to the German Supreme Court. If the Chiron Technolas appeal is decided against the Company, the infringement verdict in Germany will be overturned and the Company will be liable for damages which may or may not exceed the amount of the bond. This bond is included in current assets as restricted cash of $1.4 million at March 31, 1997.

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


Pillar Point Partners Patent Litigation

The Company is aware that certain U.S. ophthalmologists are performing refractive procedures with so-called homemade excimer lasers or with gray market Company excimer systems acquired from overseas. Although these homemade and gray market systems have not received PMA approval and have been declared illegal by the FDA, the FDA's enforcement efforts to date have been limited to issuing warning letters and to inviting all manufacturers and users of these unapproved lasers to submit clinical study protocols to the FDA. However, to the best of the Company's knowledge, no user or manufacturer of an unapproved laser has been the subject of an FDA enforcement action, and such users continue to use their devices without significant restriction. These systems have not been determined to be safe or effective by the FDA, and are apparently unregulated. Users have not been limited either to the amount of refractive correction they can perform, or to the scope of advertising they can use to

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

encourage consumers to have the procedure. As a consequence, doctors in the United States who purchase an approved system may be put at a commercial disadvantage. Moreover, users of unapproved systems are not licensed under the Pillar Point Patents, and have not been paying procedure royalties. Pillar Point continues to spend significant amounts of money in litigation with certain users of this equipment. The proliferation of these unapproved devices may negatively impact the Company's business, financial position and results of operations through loss of sales to unapproved lasers, loss of patent royalty revenues and the potential damage to the industry, at this early stage, posed by these unapproved devices.

Pillar Point Partners has commenced patent infringement litigation against certain ophthalmologists believed to be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems and an individual believed to be inducing infringement of such patents. These actions are presently pending as Pillar Point Partners, et al. v. David Dulaney, et al. (U.S. District Court, District of Arizona, Civil Action No. 96-2051PHXPGR); Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado, Civil Action No. 96-N-2351); Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida, Civil Action No. 97-54-CV-ORL-22); and Pillar Point Partners, et al. v. William D. Appler (U.S. District Court, District of Columbia, Civil Action No. 1:96CV02082). The defendants in the Barnet and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust counterclaims. In addition, the Company is pursuing litigation against certain other parties engaged in similar activities, including an importer, a service provider and certain other ophthalmologists, some of whom have asserted antitrust and other counterclaims against the Company.

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FTC Investigation

On October 13, 1995, the Company received notice that the FTC initiated an investigation to determine whether Pillar Point Partners, VISX, the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and or/practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will conclude that Pillar Point Partners complies with U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners.

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis' voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Seriani's commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

Vernon Litigation

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

Shareholder Actions

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

seeks unspecified damages, interest, costs and expenses. The plaintiff seeks certification of the Burke Action as a class action, purportedly on behalf of all purchasers of the Company's Common Stock pursuant to the October Registration Statement, other than defendants and certain affiliated persons and entities.

On February 27, 1997, the Company moved to dismiss the Exchange Act Action and the Burke Action for failure to state a claim on which relief could be granted. The Court conducted a hearing on the motions on May 5, 1997 but has not yet issued a ruling.

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

The Internal Revenue Service has examined the income tax returns of Lens Express for the years ended June 30, 1994 and June 30, 1995 and has issued a preliminary assessment disallowing $1.8 million of deductions for the two years. Lens Express believes that this assessment is without merit and is contesting it vigorously. The Company has no other income tax examinations pending.

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

Revenues

Revenues for the first quarter of 1997 decreased 17.7% to $20.7 million from $25.2 million in the first quarter of 1996. This decrease was primarily attributable to lower sales of laser systems and a decrease in the average selling price of laser systems. Sales of contact lenses and related products also decreased due to lower prices and less advertising. These decreases were offset in part primarily by an increase in royalty revenue. The Company also leases its lasers under several leasing programs. Revenue from these leases is recognized over the lease terms.

Due to the competitive environment and the proliferation of unapproved, unlicensed laser systems in the U.S., system sales are likely to remain weak and the Company may continue to experience a decrease in unit sales and the average selling price of its laser systems in 1997 as compared to 1996.

Patent royalty revenues from Pillar Point Partners increased significantly in the first quarter of 1997 from the first quarter of 1996. This trend may continue in 1997 although there are many risks and contingencies that could adversely affect this trend. Some of these are: (a) consumer and professional acceptance of laser vision correction fails to grow; (b) licensees fail to honor their royalty payment obligations; (c) the continued proliferation of unapproved, unlicensed laser systems in the U.S.; and (d) the Company's rights to collect such payments and to participate in the profits of Pillar Point Partners are adversely affected. The Company, VISX and Pillar Point Partners are involved in several lawsuits with respect to royalties, patent infringement and related antitrust matters. If any of these matters is resolved adversely to the Company it may have an adverse effect on the Company's royalty revenues.

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)
         -----------------------------------------------------------------------

Cost of revenues

Cost of revenues as a percentage of revenues decreased to 66.7% for the first quarter of 1997 from 68.0% for the first quarter of 1996. The decrease was primarily a result of lower cost of revenues as a percentage of revenues associated with per procedure royalties. This decrease was partially offset by an increase in cost of revenues as a percentage of revenues attributable to unabsorbed fixed overheads due to lower sales of laser systems. On February 18, 1997, the Company announced that it received FDA approval to commercially market and sell its SVS APEX PLUS excimer laser system ("Apex Plus") to treat nearsightedness. Prior to Apex Plus approval, the Company had FDA approval to treat nearsightedness only using its Apex excimer laser system ("Apex"). The Apex Plus has been used outside the U.S. to treat nearsightedness, farsightedness and astigmatism. The Company does not have approval in the U.S. to treat farsightedness and astigmatism with the Apex Plus. During the first quarter of 1997, the Company upgraded several Apex's to Apex Plus at prices approximating the cost of the upgrade. The Company expects this upgrade program to continue through at least the remainder of 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 1997 decreased 31.5% to $5.0 million from $7.3 million for the first quarter of 1996. This decrease was primarily a result of a decrease in commission expense on sales of laser systems and lower selling expenses related to selling contact lenses and related products.

Research and Development Expenses

Research and Development expenses for the first quarter of 1997 increased 24.5% to $1.7 million from $1.4 million for the first quarter of 1996. This increase was primarily related to increased spending on the Company's regulatory efforts.

Legal Expenses

Legal expenses for the first quarter of 1997 increased 187.0% to $2.0 million from $.7 million for the first quarter of 1996. This increase is primarily related to the patent litigation initiated by the Company and/or Pillar Point Partners to defend its intellectual property, to the defense of antitrust and similar claims asserted against Pillar Point Partners and in defense of shareholder litigation initiated against the Company in 1996. The Company expects to continue to incur substantial legal expenses for at least the remainder of 1997.

Net Loss

Net loss from continuing operations for the first quarter of 1997 was $1.4 million as compared to a loss from continuing operations of $.1 million for the first quarter of 1996. The increase in the net loss for the first quarter of 1997 from the first quarter of 1996 was primarily due to lower revenues and higher legal expenses. There can be no assurance that the Company will achieve

PART I:  FINANCIAL INFORMATION
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

profitability in 1997. Net loss from discontinued operations for the first quarter of 1996 was $3.5 million.

Income Taxes

Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of approximately $19.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of March 31, 1997, the Company's cash, cash equivalent balances and short-term investments increased $8.3 million to $71.7 million from $63.4 million as of December 31, 1996. Cash provided by operations of $1.5 million resulted primarily from a decrease in net assets held for discontinued operations of $1.4 million, a decrease in prepaid expenses and other current assets of .6 million and an increase in accounts payable, accrued expenses and deferred revenue of $.6 million. These increases to cash and cash equivalents were offset in part by the net loss after depreciation and amortization of $.3 million and an increase in inventories of $.2 million.

Cash used by investing activities of $2.6 million resulted primarily from a net increase in short and long term investments of $1.9 million and additions to property and equipment of $.9 million. This cash used by investing activities was offset in part by a net decrease in restricted cash of $.1 million.

Cash used by financing activities of $1.2 million resulted from net repayments of long-term debt obligations of $1.3 million. This cash provided by financing activities was offset in part by proceeds from the exercise of stock options of $.1 million.

In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At March 31, 1997, the Company had no borrowings under this facility. Also in March 1996, the Company's wholly-owned subsidiary, RCII, obtained a $20.0 million unsecured term loan. The term loan is guaranteed by the Company. At March 31, 1997 $15.0 million of borrowings were outstanding under this facility. This obligation is included in the Company's consolidated balance sheet as of March 31, 1997.

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------

Item 1. Legal Proceedings
        -----------------

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------

U.S. or in other countries will not be asserted against the Company, or, if asserted, that the Company will be successful in defending against such claims.

Pillar Point Partners Patent Litigation

The Company is aware that certain U.S. ophthalmologists are performing refractive procedures with so-called homemade excimer lasers or with gray market Company excimer systems acquired from overseas. Although these homemade and gray market systems have not received PMA approval and have been declared illegal by the FDA, the FDA's enforcement efforts to date have been limited to issuing warning letters and to inviting all manufacturers and users of these unapproved lasers to submit clinical study protocols to the FDA. However, to the best of the Company's knowledge, no user or manufacturer of an unapproved laser has been the subject of an FDA enforcement action, and such users continue to use their devices without significant restriction. These systems have not been determined to be safe or effective by the FDA, and are apparently unregulated. Users have not been limited either to the amount of refractive correction they can perform, or to the scope of advertising they can use to encourage consumers to have the procedure. As a consequence, doctors in the United States who purchase an approved system may be put at a commercial disadvantage. Moreover, users of unapproved systems are not licensed under the Pillar Point Patents, and have not been paying procedure royalties. Pillar Point continues to spend significant amounts of money in litigation with certain users of this equipment. The proliferation of these unapproved devices may negatively impact the Company's business, financial position and results of operations through loss of sales to unapproved lasers, loss of patent royalty revenues from Pillar Point Partners, and the potential damage to the industry, at this very early stage, posed by these unapproved devices.

Pillar Point Partners has commenced patent infringement litigation against certain ophthalmologists believed to be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems and an individual believed to be inducing infringement of such patents. These actions are presently pending as Pillar Point Partners, et al. v. David Dulaney, et al. (U.S. District Court, District of Arizona, Civil Action No. 96-2051PHXPGR); Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado, Civil Action No. 96-N-2351); Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida, Civil Action No. 97-54-CV-ORL-22); and Pillar Point Partners, et al. v. William D. Appler (U.S. District Court, District of Columbia, Civil Action No. 1:96CV02082). The defendants in the Barnet and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust counterclaims. In addition, the Company is pursuing litigation against certain other parties engaged in similar activities, including an importer, a service provider and certain other ophthalmologists, some of whom have asserted antitrust and other counterclaims against the Company.

In October, 1996, Autonomous Technologies Corporation ("Autonomous") sued Pillar Point Partners, the Company and VISX (and certain affiliates of the Company and VISX) in the Federal

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------

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

FTC Investigation

On October 13, 1995, the Company received notice that the FTC initiated an investigation to determine whether Pillar Point Partners, VISX, the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and or/practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that the FTC's investigation will conclude that Pillar Point Partners complies with U.S. antitrust laws. The Company is accordingly unable to predict whether or not, or when, any proceeding may be brought by the FTC following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners.

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------

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

Seriani Litigation

On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act - the Florida civil RICO statute - based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis' voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Seriani's commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

Vernon Litigation

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------


Shareholder Actions

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

     The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995

     The Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995

     The Company's Registration Statement on Form S-3 and Prospectus dated October 23, 1995

     The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------

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

On February 27, 1997, the Company moved to dismiss the Exchange Act Action and the Burke Action for failure to state a claim on which relief could be granted. The Court conducted a hearing on the motions on May 5, 1997 but has not yet issued a ruling.

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

PART II:  OTHER INFORMATION
ITEM 1:   LEGAL PROCEEDINGS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------

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

    CAUTIONARY STATEMENTS AND RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

This report contains information about the Company's future business prospects including, without limitation, statements about the size of the potential markets for laser vision correction and the Company's excimer system, the potential for royalty revenues and the success of the Company's Lens Express subsidiary. Some of these statements may be considered "forward looking". The following cautionary statements identify important factors that may cause actual results to differ materially from those reflected in, or implied by, any such forward looking statements.

The Company's profitability and growth depend upon broad acceptance of laser vision correction in the U.S., and there can be no assurance that laser vision correction will be broadly accepted as an alternative to existing methods of treating refractive vision disorders or that, if broad acceptance occurs, the Company will benefit. Acceptance of laser vision correction may be affected adversely by its cost, concerns relating to its safety and efficacy, the lack of third party reimbursement, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects, and the cost of the Excimer System. Laser system sales may be negatively impacted by competition, the proliferation of unapproved devices, patent disputes, changing technologies and delays in regulatory approvals. Participation in per-procedure Royalties may also be negatively impacted by challenges to Pillar Point Partners, the Company's patents and/or the FTC's investigation regarding Pillar Point Partners, VISX and the Company. Sales of contact lenses and related products by the Company's Lens Express subsidiary may be adversely affected by lack of consistent sources of supply, inability to obtain suitable advertising, burdensome laws and regulations and competition. The Company's financial position and results of operations are likely to be negatively impacted if the Company is unsuccessful in any of these areas.

For additional information and risks associated with the Company's business, please review the Company's Annual Report on Form 10-K for the year ended December 31, 1996, a copy of which is available from the Company without charge.





PART II:  OTHER INFORMATION
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        ------------------------------------------------------------------------

        EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits

               11   Statement Re: Computation of per share earnings


          b.)  Reports of Form 8-K

               None

                                   SIGNATURES
                                   ----------




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SUMMIT TECHNOLOGY, INC.




Date:    May 15, 1997                         By: /s/ Robert J. Palmisano
      ------------------                          -----------------------
                                                  Robert J. Palmisano
                                                  Chief Executive Officer




Date:    May 15, 1997                         By: /s/ Rajiv Bhatt
      ------------------                          ---------------
                                                  Rajiv Bhatt
                                                  Executive Vice President and
                                                  Chief Financial Officer