Form 10-Q
period 1997-06-30
SUMMIT TECHNOLOGY INC
filed 1997-08-14
CIK 813902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934.

                  For the quarterly period ended: JUNE 30, 1997

                         Commission File Number: 0-16937


                             SUMMIT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

    Massachusetts                                           04-2897945
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                       21 Hickory Drive Waltham, MA       02154
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-890 1234
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report.)

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

On June 30, 1997, 31,250,141 shares of common stock, par value $.01 per share were outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                JUNE 30,       DECEMBER 31,
                                                                  1997            1996
                                                               (UNAUDITED)

ASSETS

   Current assets:
           Cash and cash equivalents                            $ 34,476        $ 44,013
           Short-term investments                                 33,892          19,393
           Accounts receivable, net                                9,187           8,553
           Inventories, net                                       17,016          15,848
           Prepaid expenses and other current assets               1,530           2,121
           Due from related party                                  1,605           1,726
           Restricted cash                                         1,353           1,502
           Notes receivable from officers                            185             101
                                                                --------        --------

               Total current assets                               99,244          93,257
                                                                --------        --------

        Long-term investments                                      5,292           8,718
        Property and equipment, net                                9,161           9,381
        Patents, net                                               5,029           6,747
        Other assets, net                                            496             529
        Net assets held for discontinued operations               13,595          15,028
                                                                --------        --------

               Total assets                                     $132,817        $133,660
                                                                --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
           Accounts payable                                     $  3,582        $  3,771
           Accrued expenses                                        5,058           5,974
           Current maturities of long-term debt                    5,101           5,246
           Deferred revenue                                        2,588           3,634
           Due to related party                                    3,971           1,547
                                                                --------        --------

               Total current liabilities                          20,300          20,172

   Long-term debt, less current maturities                         8,997          11,472
   Deferred taxes                                                     69              69

   Stockholders' equity:
   Common stock, $.01 par value. Authorized
       60,000,000 shares; Issued 31,256,380 shares
       in 1997 and 31,024,709 in 1996                                313             311
   Additional paid-in capital                                    171,306         170,983
   Accumulated deficit                                           (68,008)        (69,187)
                                                                --------        --------
                                                                 103,611         102,107

   Treasury stock, at cost, 6,125 shares in 1997 and 1996           (160)           (160)
                                                                --------        --------
               Total stockholders' equity                        103,451         101,947
                                                                --------        --------
               Total liabilities and stockholders' equity       $132,817        $133,660
                                                                --------        --------




See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                       THREE MONTHS                    SIX MONTHS
                                                      ENDED  JUNE 30,                 ENDED JUNE 30,
                                                    1997           1996            1997            1996
                                                   -------       --------        --------        --------

Net revenues                                       $23,643       $ 17,389        $ 44,342        $ 42,547
Cost of revenues                                    14,401         14,077          28,213          31,173
                                                   -------       --------        --------        --------

    Gross profit                                     9,242          3,312          16,129          11,374

Operating expenses:
    Selling, general and administrative              3,702          7,060           8,669          14,317
    Research and development expenses                1,513          1,889           3,236           3,273
    Legal expenses                                   2,249          1,624           4,249           2,320
                                                   -------       --------        --------        --------

Total operating expenses                             7,464         10,573          16,154          19,910
                                                   -------       --------        --------        --------

    Operating income (loss)
      from continuing operations                     1,778         (7,261)            (25)         (8,536)

Other Income                                           811          1,534           1,305           2,842
                                                   -------       --------        --------        --------

    Income (loss) from continuing operations
      before provision for income taxes              2,589         (5,727)          1,280           5,694

    Provision (benefit) for income taxes                17           (119)            108              (2)
                                                   -------       --------        --------        --------

    Net income (loss) from continuing
      operations                                   $ 2,572       $ (5,608)       $  1,172        $ (5,692)

Loss from discontinued operations                       --         (6,375)             --          (9,843)
                                                   -------       --------        --------        --------

Net income (loss)                                    2,572        (11,983)          1,172         (15,535)
                                                   =======       ========        ========        ========

Net income (loss) per share
  from continuing operations                           .08           (.18)            .04            (.18)

Net loss per share
  from discontinued operations                          --           (.21)             --            (.32)
                                                   -------       --------        --------        --------

Net income (loss) per share                        $   .08       $   (.39)       $    .04        $   (.50)
                                                   =======       ========        ========        ========

Weighted average number of common
shares and common share
equivalents outstanding                             31,283         30,962          31,243          30,953
                                                   =======       ========        ========        ========





See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS; UNAUDITED)

                                                                   SIX MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                               1997            1996


Cash flows used by operating activities:
Net income (loss)                                            $  1,172        $ 15,535
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
     Depreciation and amortization                              2,086           1,373
     Changes in operating assets and liabilities:
        Accounts receivable, net                                 (635)          6,847
        Inventories, net                                       (1,168)         (4,331)
        Prepaid expenses and other current assets                 590            (966)
        Accounts payable                                         (190)         (2,634)
        Accrued expenses                                         (915)           (518)
        Deferred revenue                                       (1,046)         (1,703)
        Related party, net                                      2,546             385
        Discontinued operations                                 1,433           1,111
                                                             --------        --------

Net cash provided (used) by operating activities                3,873         (15,971)
                                                             --------        --------

Cash flows from investing activities:
Increase in short-term investments                            (14,499)        (14,336)
Decrease (increase) in long-term investments                    3,426         (11,925)
Additions to property and equipment, net                       (1,434)         (3,481)
Decrease in restricted cash                                       149              56
Other                                                           1,242            (400)
Net cash invested in discontinued operations                       --          (3,917)
                                                             --------        --------

Net cash used by investing activities                        (11,116)        (34,003)
                                                             --------        --------

Cash flows from financing activities:
Net proceeds (repayments) of long-term debt                    (2,619)         14,424
Proceeds from exercise of stock options                           325             457
Cash used by discontinued operations                               --            (993)
                                                             --------        --------
Net cash provided (used) by financing activities               (2,294)         13,888

Decrease in cash and cash equivalents                          (9,537)        (36,086)

Cash and cash equivalents at beginning of period               44,013          74,304
                                                             --------        --------

Cash and cash equivalents at end of period                   $ 34,476        $ 38,218
                                                             --------        --------

Supplemental cash flow information:
Interest paid                                                $    782        $    771
                                                             --------        --------
Income taxes paid                                            $     35        $     10
                                                             --------        --------








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

The Company has sold its vision correction centers in the U.K. On July 23, 1997, the Company agreed to sell, and LCA-Vision Inc. (LCA) agreed to acquire, all the outstanding stock of Refractive Centers International, Inc. ("RCII"), a Company subsidiary which owns and operates the Company's Vision Center business. RCII was previously recorded as a business segment and has been reported as a discontinued operation (see note five).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of Summit Technology, Inc. and subsidiaries at June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ending June 30, 1997 and 1996.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Net Income (loss) Per Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents.

In February 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 128 Earnings Per Share ("Statement 128"). Statement 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and once implemented will require restatement of all prior EPS data to conform with Statement 128. Such restatement will not be material.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) INVENTORIES (IN THOUSANDS)

      Inventories consist of the following:

                                                      JUNE 30,      DECEMBER 31
                                                       1997            1996
                                                      -------       -----------

         Raw materials and subassemblies (net)        $ 1,623         $ 2,243
         Work in process                                1,101             728
         Finished goods                                14,292          12,877
                                                      -------         -------
                                                      $17,016         $15,848
                                                      -------         -------


(4) DISCONTINUED OPERATION

The Company has sold its vision correction centers in the U.K. On July 23, 1997, the Company agreed to sell, and LCA-Vision Inc. (LCA) agreed to acquire, all the outstanding stock of RCII, a Company subsidiary which owns and operates the Company's Vision Center business. In exchange, LCA agreed to issue approximately 17 million shares of LCA-Vision's common stock, approximately 9 million of which the Company intends to distribute to its shareholders as soon as practical after the closing and registration of such shares by LCA. The remaining shares, which represent approximately 20 percent of LCA's outstanding shares, will be held by the Company. The Company has agreed that RCII will have a cash balance of $10 million on the closing date. This transaction is subject to several conditions, including Hart-Scott-Rodino compliance and the closing of bank financing by LCA.


(5) CONTINGENCIES

U.S. PATENT LITIGATION AGAINST VISX

On June 18, 1997, the Company and VISX, Inc. settled all outstanding U.S. and international patent infringement disputes between them, including the infringement litigation in Delaware related to the Company's Azema patent and in Canada related to VISX's L'Esperance patents. Under the settlement, VISX and the Company have released each other and their customers from claims of past infringement and have cross-licensed each other's foreign patents in the field of laser ablation of corneal tissue. In addition, as part of the agreement, an exclusive license to the relevant U.S. Azema patents will be contributed to Pillar Point Partners. The settlement requires an exchange of payments resulting in a net payment of $4.5 million to the Company. Excluded from the settlement is the lawsuit brought by VISX Partner, Inc. against Summit Partner, Inc. in Massachusetts in connection with partnership matters.

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

PILLAR POINT PARTNERS PATENT LITIGATION

The Company is aware that certain U.S. ophthalmologists are performing refractive procedures with so-called homemade excimer lasers or with gray market Company excimer systems acquired from overseas. These homemade and gray market systems have not received PMA approval and have been declared illegal by the FDA. These systems have not been determined to be safe or effective by the FDA, and are apparently unregulated. Users have not been limited either to the amount of refractive correction they can perform, or to the scope of advertising they can use to encourage consumers to have the procedure. As a consequence, doctors in the United States who purchase an approved system may be put at a commercial disadvantage. Moreover, users of unapproved systems are not licensed under the Pillar Point Patents, and have not been paying procedure royalties. Pillar Point continues to spend significant amounts of money in litigation with certain users of this equipment. The proliferation of these unapproved devices may negatively impact the Company's business, financial position and results of operations through loss of sales to unapproved lasers, loss of patent royalty revenues from Pillar Point Partners, and the potential damage to the industry, at this very early stage, posed by these unapproved devices.

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

In July, 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, Visx, Visx Partner, Inc., Summit Partner, Inc., and Pillar Point Partners. In the first two counts of the complaint, Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. Patent No. 5,108,388 (the " '388 Patent") which names Dr. Trokel as the inventor. The '388 Patent has been assigned to VISX and is licensed to Pillar Point Partners. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under the '388 Patent, charges defendants with infringement of the '388 Patent, and seeks monetary damages and injunctive relief.

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

FTC INVESTIGATION

On October 13, 1995, the Company received notice that the FTC initiated an investigation to determine whether Pillar Point Partners, VISX the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition, in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. The FTC investigating staff has informed the Company that it has reason to believe that a violation of the Federal Trade Commission Act may have occured and that it is prepared to recommend that the Commission issue an administrative complaint under the Act. The staff has also invited the Company to engage in negotiation regarding these matters. There can be no assurance that, if any such staff recommendation were made, the Commission would ultimately authorize the filing of a complaint. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners' patent arrangements with the Federal Trade Commission Act may depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that an administrative action, if one were commenced by the FTC, will conclude that Pillar Point Partners' patent arrangements comply with U.S. antitrust laws. The Company is unable to predict with certainy whether or not, or when, any proceeding may be brought by the FTC, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners. The Company intends to vigorously contest any action challenging the lawfulness of Pillar Point Partners' patent arrangements.

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

VERNON LITIGATION

On or about March 23, 1994, a former Lens employee filed a charge of discrimination against Lens with the Equal Employment Opportunity Commission, alleging sexual discrimination and harassment by certain co-employees, and retaliation against her by Lens when she was terminated after making the claim. After an investigation, the EEOC's Legal Department concluded that no probable cause existed. On or about February 1, 1996, the former employee sued Lens and two Lens managers in the United States District Court for the Southern District of Florida, alleging sexual harassment and other state and federal charges and seeking unspecified compensatory and punitive damages. All defendants have denied the allegations. Subsequently, other present or former employees have made similar allegations, and two have indicated that they intend to file suit and have filed administrative complaints with the Florida Commission on Human Relations. While Lens believes the claims to be without merit, there can be no assurance that it will prevail in this litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

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

On June 3, 1997, the Court denied without opinion the Company's motion to dismiss the Exchange Act Action and the Burke Action.

On December 20, 1996, a shareholder of the Company filed in the United States District Court for the District of Massachusetts a derivative action, purportedly on behalf of the Company, against the Company as nominal defendant, its directors and certain of its present or former officers. This action is presently pending as West v. Muller, et al, Civil Action No. 96-12576-JLT (the "Derivative Action"). The complaint in the Derivative Action alleges that the defendant directors and officers caused the Company to make public statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and

PART I: FINANCIAL INFORMATION
        ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Sections 11 and 12 of the Securities Act of 1933, which contained material misrepresentations of fact or which failed to disclose material information necessary to make the statements made not misleading. It alleges that this conduct has rendered the Company liable to the plaintiffs in, and has exposed the Company to the expense and inconvenience of defending, the Exchange Act Action and the Burke Action and has harmed the Company's reputation, thereby limiting its access to capital markets. The complaint further alleges that the defendant directors and officers improperly traded in the Company's Common Stock based upon material non-public information. The complaint seeks recovery from the defendant directors and officers, in an unspecified amount, for the damages allegedly caused by their alleged misconduct. By order dated July 22, 1997, the Derivative Action was consolidated with the Exchange Act Action for all purposes.

On May 30, 1997, an alleged purchaser of call options with respect to Summit common stock commenced an action against the Company and certain of its present or former officers in the United States District Court for the District of Massachusetts. The action was filed as Myers V. Summit Technology, Inc., et al., Civil Action No. 97-11167-JLT. Plaintiff in this action claims to have purchased twenty (20) Summit $35 calls on February 9, 1996, which he claims expired worthless on September 20, 1996. Plaintiff claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by the Company or its officers. Plaintiff in this action seeks certification of the action as a class action, purportedly on behalf of all persons or entities (other than the defendants, members of Summit's Board of Directors, and various Summit affiliates) who purchased Summit call options or sold Summit put options during the period beginning on March 31, 1995 through and including July 3, 1996. Plaintiff seeks unspecified damages, interest, costs and expenses. Other than allegations relating to plaintiff himself and the class he seeks to represent, the allegations of the complaint are substantially similar to those made in the first amended and consolidated class action complaint filed in the Exchange Act Action. Under provisions of a pre-trial order previously entered in the Exchange Act Action, this action has been consolidated with the Exchange Act Action for all purposes.

The Company believes that the allegations in all of the complaints in the actions described herein are without merit, and it intends to defend the actions vigorously. There can be no assurance that the Company will not be served with additional complaints of a similar nature in the future, that the Company will ultimately prevail in the pending or any possible additional actions, or that the actions, individually or in the aggregate, will not have a material adverse effect on the Company.

LENS EXPRESS ACTION

Certain former shareholders of Lens Express, Inc. (the "Lens Shareholders") commenced an action against the Company and David Muller, the Company's former Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Florida. The action is pending as Golan, et al. V. Summit Technology, et al., Case No. 97-6589-Ferguson. The Complaint alleges that material misrepresentations and nondisclosures by the Company caused the Lens Shareholders to enter into the Merger Agreement with the Company, pursuant to which the Company acquired all of the outstanding shares of common stock of Lens Express. These alleged misrepresentations and nondisclosures are

PART I: FINANCIAL INFORMATION
        ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


substantially similar to the misrepresentations and nondisclosures alleged in the first amended and consolidated class action complaint filed on January 10, 1997 in In Re Summit Technology Securities Litigation, Civil Action No. 96-11589-JLT (the "Exchange Act Action"). In addition, the Lens Shareholders allege that the Company breached the Merger Agreement and induced them to agree to close on the Agreement by failing to disclose alleged material adverse financial information about the Company, including alleged declines in the Company's revenue and earnings. The Lens Shareholders also claim that the Company improperly failed to provide them with an opinion letter which the Lens Shareholders allege was necessary to make the shares of Summit stock they received in the merger tradeable in the stock market.

The Lens Shareholders allege causes of action under Section 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They also allege causes of action for breach of contract, negligent misrepresentation, fraudulent misrepresentation, and constructive trust. They ask that the Merger Agreement be rescinded and that Lens Express be restored to them, that a receiver be appointed to supervise the management of Lens Express during the pendency of the litigation, and that they be awarded unspecified compensatory and punitive damages, interest, costs and expenses.

The Company believes that the allegations in the Complaint are without merit, and it intends to defend the action vigorously. There can be no assurance that the Company will ultimately prevail in the action, or that the action will not have a material adverse effect on the Company.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company manufactures and sells laser systems and related products to correct vision disorders, participates in per procedure royalties from its ownership in Pillar Point Partners and sells contact lenses and related products. The Company also operates several centers that provide vision correction services to the public. The results of operations for this business have been classified as a discontinued operation for all periods presented in the consolidated financial statements. On July 23, 1997 the Company agreed to sell and LCA-Vision, Inc. agreed to acquire, all of the outstanding stock of RCII, a Company subsidiary which owns and operates the Company's Vision Center business. The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses or the total or partial disposition of one or more of the Company's businesses.

RESULTS OF OPERATIONS

1997 AS COMPARED WITH 1996

REVENUES

Revenues for the three months ended June 30, 1997 increased 36% to $23.6 million from $17.4 million for the three months ended June 30, 1996. Revenues for the six months ended June 30, 1997 increased 4% to $44.3 million from $42.3 million for the six months ended June 30, 1996. These increases were primarily due to an increase in royalty revenues and to a lesser extent increases in lease and service revenues. The Company leases its lasers under several leasing programs and recognizes the revenue over the lease terms. Sales of laser systems and product upgrades also increased for the three month period ended June 30, 1997 as compared to the three month period ended June 30, 1996. Sales of laser systems and product upgrades decreased, however, for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996. Sales of contact lenses and related products decreased for the three and six month periods ended June 30, 1997 as compared to the three and six month periods ended June 30, 1996.

Due to the competitive environment and the proliferation of unapproved, unlicensed laser systems in the U.S., system sales are likely to remain weak and the Company may experience a decrease in unit sales and the average selling price of its laser systems for the remainder of 1997 as compared to 1996.

Patent royalty revenues from Pillar Point Partners increased significantly in the three and six month period ended June 30, 1997 from the three and six month periods ended June 30, 1996. This trend may continue in 1997 although there are many risks and contingencies that could adversely affect this trend. Some of these are: (a) consumer and professional acceptance of laser vision correction fails to grow; (b) licensees fail to honor their royalty payment obligations;
(c) the continued proliferation of unapproved, unlicensed laser systems in the U.S.; and (d) the Company's rights to collect such payments and to participate in the profits of Pillar Point Partners are adversely affected. The Company, VISX and Pillar Point Partners are involved in several lawsuits with respect to royalties, patent infringement and related antitrust matters and are the subject of an FTC investigation. If any of these matters are resolved adversely to the Company it would likely have an adverse effect on the Company's royalty revenues.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)


COST OF REVENUES

Cost of revenues as a percentage of revenues decreased to 61% for the three months ended June 30, 1997 from 81% for the three months ended June 30, 1996. Cost of revenues as a percentage of revenues decreased to 64% for the six months ended June 30, 1997 from 73% for the six months ended June 30, 1996. These decreases were primarily a result of lower cost of revenues associated with royalties. On February 18, 1997, the Company announced that it received FDA approval to commercially market and sell its SVS APEX PLUS excimer laser system ("Apex Plus") to treat nearsightedness. Prior to Apex Plus approval, the Company had FDA approval to treat nearsightedness only using its Apex excimer laser system ("Apex"). The Apex Plus has been used outside the U.S. to treat nearsightedness, farsightedness and astigmatism. The Company does not have approval in the U.S. to treat farsightedness and astigmatism with the Apex Plus. During the three and six month periods ended 1997, the Company upgraded several Apex systems to Apex Plus systems at prices approximating the cost of the upgrade. The Company expects this upgrade program to continue through at least the remainder of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 1997 decreased 48% to $3.7 million from $7.1 million for the three months ended June 30, 1996. Selling, general and administrative expenses for the six months ended June 30, 1997 decreased 39% to $8.7 million from $14.3 million for the six months ended June 30, 1996. This decrease was primarily a result of a decrease in commission expense on sales of laser systems and lower selling expenses related to selling contact lenses and related products. In addition, the Company recorded a one-time reduction in operating expenses of $1.7 million in the second quarter of 1997 resulting from the settlement of patent litigation.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended June 30, 1997 decreased 20% to $1.5 million from $1.9 million for the three months ended June 30, 1996.Research and development expenses for the six months ended June 30, 1997 decreased 1% to $3.2 million from $3.3 million for the six months ended June 30, 1996. This decrease was primarily related to decreased spending on research and development project spending.

LEGAL EXPENSES

Legal expenses for the three months ended June 30, 1997 increased 38% to $2.2 million from $1.6 million for the three months ended June 30, 1996. Legal expenses for the six months ended June 30, 1997 increased 83% to $4.2 million from $2.3 million for the six months ended June 30, 1996. This increase is primarily related to the patent litigation initiated by the Company and/or Pillar Point Partners to defend its intellectual property, to the defense of antitrust and similar claims asserted against Pillar Point Partners and in defense of shareholder litigation initiated against the Company in 1996. The Company expects to continue to incur substantial legal expenses for at least the remainder of 1997.

NET (INCOME) LOSS

Net income from continuing operations for the three months ended June 30, 1997 was $2.6 million as compared to a loss from continuing operations of $5.6 million for the three months ended June 30, 1996. Net income from continuing operations for the six months ended June 30, 1997 was $1.2 million as compared to a net loss from continuing operations of $5.7 million for the six months ended June 30, 1996.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)


Net loss from discontinued operations for the three and six month periods ended June 30, 1996 was $6.4 million and $9.8 million, respectively.

INCOME TAXES

Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of approximately $19.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of June 30, 1997, the Company's cash, cash equivalent balances and short-term investments increased $5.0 million to $68.4 million from $63.4 million as of December 31, 1996. Cash provided by operations of $3.9 million resulted primarily from net income after depreciation and amortization of $3.3 million, a decrease in net assets held for discontinued operations of $1.4 million, a decrease in prepaid expenses and other current assets of $.6 million and an increase in net amounts due to related party of $2.5 million. These increases to cash and cash equivalents were offset in part by an increase in inventories of $1.2 million, an increase in accounts receivable of $.5 million, a decrease in deferred revenue of $1.1 million and a decrease in accounts payable and accrued expenses of $1.1 million.

Cash used by investing activities of $11.1 million resulted primarily from a net increase in short and long term investments of $11.1 million, additions to property and equipment of $1.4 million and a decrease in patents due to settlement of litigation of $1.3 million.

Cash used by financing activities of $2.3 million resulted from net repayments of long-term debt obligations of $2.6 million. This cash provided by financing activities was offset in part by proceeds from the exercise of stock options of $.3 million.

In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At June 30, 1997, the Company had no borrowings under this facility. Also in March 1996, the Company's wholly-owned subsidiary, RCII, obtained a $20.0 million unsecured term loan. The term loan is guaranteed by the Company. At June 30, 1997 $13.8 million of borrowings were outstanding under this facility. This obligation is included in the Company's consolidated balance sheet as of June 30, 1997. In July, 1997, the Company and RCII entered into a Loan Modification Agreement with their lenders pursuant to which, inter alia, RCII was released from liability and the Company became the principal obligor under the term loan.

PART II: OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS
         SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES


ITEM 1. LEGAL PROCEEDINGS -- See note(5) to financial statements, above.

PART II: OTHER INFORMATION
ITEM 4: MATTERS SUBMITTED TO SHAREHOLDERS
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES


ITEM 4.  MATTERS SUBMITTED TO SHAREHOLDERS

The following matters were submitted to a vote of the shareholders at the Company's annual meeting held on June 25, 1997:

         Proposal 1.   Richard F. Miller was reelected to the Board of Directors
                       for a three year term.

         Proposal 2.   The shareholders approved adoption of the Company's 1997
                       Stock Option Plan, with 1,500,000 shares of common stock reserved for issuance thereunder.

         Proposal 3.   The shareholders approved an amendment to the Company's
                       Articles of Organization and Bylaws increasing the number of directors from five to seven.

The following table summarizes the election results:


                        FOR             AGAINST             ABSTAIN
                        ---             -------             -------

PROPOSAL 1          23,744,613                            1,915,239

PROPOSAL 2          20,910,978          4,359,519           389,355

PROPOSAL 3          22,537,404          2,243,395           241,829



ITEM 5. OTHER INFORMATION

The current United Parcel Service strike may have an adverse effect on the business of Lens, which is substantially reliant on the availability of air courier services.

PART II: OTHER INFORMATION
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
        SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

        EXHIBITS AND REPORTS ON FORM 8-K

               a.)  Exhibits

                    11   Statement Re: Computation of per share earnings

               b.)  Reports of Form 8-K

                        On June 25, 1997 the Company filed a form 8-K related to
                        (i) its settlement of certain patent litigation with Visx, (ii) an additional securities lawsuit filed against the Company by an alleged purchaser of call options with respect to Company stock and (iii) a lawsuit initiated against the Company by the former shareholders of Lens.




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


                                        SUMMIT TECHNOLOGY, INC.

Date: August 14, 1997                   By: /s/ Robert J. Palmisano
      ---------------                       ---------------------------
                                            Robert J. Palmisano
                                            Chief Executive Officer

Date: August 14, 1997                   By: /s/ Rajiv Bhatt
      ---------------                       -------------------
                                            Rajiv Bhatt
                                            Executive Vice President and Chief
                                            Financial Officer