Form 10-Q
period 1997-09-30
SUMMIT TECHNOLOGY INC
filed 1997-11-14
CIK 813902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934.

               For the quarterly period ended: SEPTEMBER 30, 1997

                         Commission File Number: 0-16937



                             SUMMIT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


        Massachusetts                                 04-2897945
        -------------------------------               -------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

                       21 HICKORY DRIVE WALTHAM, MA 02154
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  617-890-1234
              (Registrant's telephone number, including area code)


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

On September 30, 1997, 31,262,474 shares of common stock, par value $.01 per share were outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

            --------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,          DECEMBER 31,
                                                               1997                   1996
                                                               (Unaudited)
            --------------------------------------------------------------------------------------

            ASSETS
            Current assets:
            Cash and cash equivalents                          $ 27,374               $ 44,013
            Short-term investments                               33,939                 19,393
            Short-term investments held for distribution         17,550                      -
            Accounts receivable, net                              9,648                  8,553
            Inventories, net                                     16,032                 15,848
            Prepaid expenses and other current assets             1,169                  2,121
            Due from related party                                  580                  1,726
            Restricted cash                                       1,262                  1,502
            Notes receivable from officers                          594                    101
                                                               --------               --------
            Total current assets                                108,148                 93,257

            Long-term investments                                17,422                  8,718
            Property and equipment, net                           8,463                  9,381
            Patents, net                                          4,885                  6,747
            Other assets, net                                       497                    529
            Net assets held for discontinued operations               -                 15,028
                                                               --------               --------
            Total assets                                       $139,415               $133,660
                                                               ========               ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
            Accounts payable                                   $  2,533               $  3,771
            Accrued expenses                                      9,183                  5,974
            Current maturities of long-term debt                  5,077                  5,246
            Deferred revenue                                      2,872                  3,634
            Due to related party                                  1,049                  1,547
            Dividend payable                                     17,550                      -
                                                               --------               --------
            Total current liabilities                            38,264
                                                                                        20,172

            Long-term debt, less current maturities               7,702                 11,472
            Deferred taxes                                           69                     69

            Stockholders' equity:
            Common stock, $.01 par value. Authorized 60,000,000
                 shares; Issued 31,262,474 shares in 1997
                 and 31,024,709 in 1996                             313                    311
            Additional paid-in capital                          153,847                170,983
            Accumulated deficit                                 (60,620)               (69,187)
                                                               --------               --------
                                                                 93,540                102,107
            Treasury stock, at cost, 6,125 shares
                 in 1997 and 1996                                  (160)                  (160)
                                                               --------               --------
            Total stockholders' equity                           93,380                101,947
                                                               --------               --------
            Total liabilities and stockholders' equity         $139,415               $133,660
                                                               ========               ========

            --------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
(CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                           --------------------------------------------------------
                                                           THREE MONTHS                    NINE MONTHS
                                                           ENDED  SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                           --------------------------------------------------------
                                                              1997          1996              1997             1996

             Net revenues                                  $22,897       $20,052           $67,239         $ 62,599
             Cost of revenues                               14,473        13,564            42,686           44,737
                                                           -------       -------           -------         --------
             Gross profit                                    8,424         6,488            24,553           17,862

             Operating expenses:
             Selling, general and administrative             5,698         4,548            14,367           18,865
             Research and development expenses               1,447         1,252             4,683            4,525
             Legal expenses                                  1,883         1,297             6,132            3,617
                                                           -------       -------           -------         --------
             Total operating expenses                        9,028         7,097            25,182           27,007
             Operating loss from
                continuing operations                         (604)         (609)             (629)          (9,145)
             Other income                                      649         1,193             1,954            4,035
                                                           -------       -------           -------         --------
             Income (loss) from continuing operations
                   before provision for income taxes            45           584             1,325           (5,110)
             Provision (benefit) for income taxes               21             -               129               (2)
                                                           -------       -------           -------         --------
             Net income (loss) from
                continuing operations                           24           584             1,196          (5,108)
             Loss from discontinued operations              (3,340)       (4,524)           (3,340)         (14,367)
             Gain on sale of
                discontinued operations                     10,711             -            10,711                -
                                                           -------       -------           -------         --------
             Net income (loss)                             $ 7,395       $(3,940)          $ 8,567         $(19,475)
                                                           =======       =======           =======         ========

             Net income (loss) per share
                from continuing operations                 $     -       $   .02           $   .04         $   (.17)
             Net loss per share
                from discontinued operations                  (.10)         (.15)             (.10)            (.46)
             Gain on  sale of
                discontinued operations                        .34             -               .34                -
                                                           -------       -------           -------         --------
             Net income (loss) per share                   $   .24       $  (.13)          $   .28         $   (.63)
                                                           =======       =======           =======         ========


             Weighted average number of
             common shares outstanding                      31,256        30,963            31,146           30,950



     See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS; UNAUDITED)

            -----------------------------------------------------------------------------------
                                                                         Nine Months Ended
                                                                            September 30,
                                                                       1997             1996
            -----------------------------------------------------------------------------------

            CASH FLOWS USED BY OPERATING ACTIVITIES:
            Net income (loss)                                       $  8,567          $(19,475)
            Adjustments to reconcile net income (loss) to
                 net cash used by operating activities:
            Gain on sale of discontinued operations                  (10,711)               --
            Depreciation and amortization                              2,742             1,935
            Changes in operating assets and liabilities:
            Accounts receivable, net                                  (1,095)            7,626
            Inventories, net                                            (184)           (4,562)
            Prepaid expenses and other current assets                    952            (2,044)
            Accounts payable                                          (1,238)           (1,894)
            Accrued expenses                                           3,069            (2,129)
            Deferred revenue                                            (762)           (1,450)
            Related party, net                                           648             1,001
            Operating activities of discontinued operations          (14,653)             (650)
                                                                    --------          --------
            Net cash used by operating activities                    (12,665)          (21,642)
                                                                    --------          --------

            CASH FLOWS FROM INVESTING ACTIVITIES:
            Increase in short-term investments                       (14,546)           (5,470)
            Decrease (increase) in long-term investments               4,191            (1,056)
            Additions to property and equipment, net                  (1,405)           (4,560)
            Decrease in restricted cash                                  240                30
            Net issuance (repayment) of notes
                 receivable from officers                               (493)               59
            Other                                                      1,475                12
            Investing activities of discontinued operations            9,948            (6,006)
                                                                    --------          --------
            Net cash used by investing activities                       (590)          (16,991)
                                                                    --------          --------

            CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds (repayments) of long-term debt               (3,939)           13,102
            Proceeds from exercise of stock options                      416               469
            Financing activities of discontinued operations              139              (993)
                                                                    --------          --------
            Net cash provided (used) by financing activities          (3,384)           12,578

            Decrease in cash and cash equivalents                    (16,639)          (26,055)

            Cash and cash equivalents at beginning of period          44,013            74,304
                                                                    --------          --------

            Cash and cash equivalents at end of period              $ 27,374          $ 48,249
                                                                    ========          ========

            Supplemental cash flow information:
            Interest paid                                           $    839          $    894
            Income taxes paid                                       $     94          $     49

            ----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)

       SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

Summit Technology, Inc. and subsidiaries (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also participates in per procedure royalties payable to Pillar Point Partners, a partnership formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly-owned subsidiary, Lens Express, Inc., the Company sells contact lenses and related products.

On August 18, 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc. (RCII) to LCA-Vision Inc. (LCA) for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's Vision Center business. RCII was previously recorded as a business segment and has been reported as a discontinued operation (see Note 4).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ending September 30, 1997 and 1996.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


(3) INVENTORIES (IN THOUSANDS)

    Inventories consist of the following:

            ------------------------------------------------------------------
                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1997           1996
            ------------------------------------------------------------------
            Raw materials and subassemblies (net)    $ 1,426       $ 2,243
            Work in process                            1,416           728
            Finished goods                            13,190        12,877
                                                     -------       -------
                                                     $16,032       $15,848
                                                     -------       -------

            ------------------------------------------------------------------


(4) DISCONTINUED OPERATION

In January 1997, the Company announced its plan to discontinue its Vision Center Business owned and operated by Refractive Centers International, Inc. (RCII), a wholly owned subsidiary of the Company. Accordingly, the results of operations for this business were classified as discontinued operations as of December 31, 1996. On August 18, 1997, the Company sold RCII to LCA-Vision Inc. (LCA) for 16,164,361 newly issued shares of LCA common stock. The Company intends to distribute 9,000,000 shares of LCA common stock to its shareholders as soon as practical after the registration of such shares by LCA. The remaining shares, which represent approximately 20 percent of LCA's outstanding shares, are held by the Company and may not be sold prior to May 17, 1998. Accordingly, the 9,000,000 shares of LCA common stock have been classified as a short-term investment held for distribution valued at $ 17.6 million and the remaining shares have been classified as a long-term investment valued at $12.9 million as of September 30, 1997.

The sale of the discontinued operation resulted in a net gain of $ 10.7 million, which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
       SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) CONTINGENCIES

PILLAR POINT PARTNERS PATENT LITIGATION



Pillar Point Partners has commenced patent infringement litigation against certain ophthalmologists believed to be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems and an individual believed to be inducing infringement of such patents. These actions are presently pending as Pillar Point Partners, et al. v. David Dulaney, et al. (U.S. District Court, District of Arizona, Civil Action No. 96-2051PHXPGR); Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado, Civil Action No. 96-N-2351); Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida, Civil Action No. 97-54-CV-ORL-22); and Pillar Point Partners, et al. v. William D. Appler (U.S. District Court, District of Columbia, Civil Action No. 1:96CV02082). The defendants in the Dulaney and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust and Lanham Act counterclaims. In addition, the Company is pursuing litigation against certain other parties engaged in similar activities, including, a service provider and certain other ophthalmologists, some of whom have asserted antitrust and other counterclaims against the Company.

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

In July, 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, Visx, Visx Partner, Inc., Summit Partner, Inc., and Pillar Point Partners. In the first two counts of the complaint, Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. Patent No. 5,108,388 (the " `388 Patent") which names Dr. Trokel as the inventor. The `388 Patent has been assigned to VISX and is licensed to Pillar Point Partners. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under `388 Patent, charges defendants with infringement of the `388 Patent, and seeks monetary damages and injunctive relief.


GERMAN PATENT LITIGATION

On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind appealed the judgment. On October 17, 1996, Schwind agreed to dismiss its appeal and pay the Company 1.23 million German marks (approximately $800,000) in satisfaction of the Company's judgment. The Chiron Technolas appeal was recently decided in favor of the Company. Chiron Technolas may appeal further to the German Supreme Court. If the Chiron Technolas appeal is decided against the Company, the infringement verdict in Germany will be overturned and the Company will be liable for damages which may or may not exceed the amount of the bond. This bond included in current assets as restricted cash of $1.5 million at December 31, 1996.

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

FEDERAL TRADE COMMISSION INVESTIGATION

On October 13, 1995, the Company received notice that the FTC initiated an investigation to determine whether Pillar Point Partners, VISX, the Company or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition, in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. The FTC has issued subpoenas to the Company and others (including one officer of the Company and David F. Muller, the Company's former Chairman and Chief Executive Officer) for testimony and to produce certain materials and information relating to the subject matter of the investigation. The FTC investigating staff has informed the Company that it has reason to believe that a violation of the Federal Trade Commission Act may have occurred and that it is prepared to recommend that the Commission issue an administrative complaint under the Act. The staff has also invited the Company to engage in negotiation regarding these matters. There can be no assurance that, if any such staff recommendation were made, the Commission would ultimately authorize the filing of a complaint. In forming Pillar Point Partners, the Company has taken measures to structure the partnership in a manner consistent with U.S. antitrust laws. The compliance of Pillar Point Partners' patent arrangements with the Federal Trade Commission Act may depend upon the activities of the partners, a determination of what constitutes the relevant market for purposes of such laws, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point Partners. There can be no assurance that an administrative action, if one were commenced by the FTC, will conclude that Pillar Point Partners' patent arrangements comply with U.S. antitrust laws. The Company is unable to predict with certainty whether or not, or when, any proceeding may be brought by the FTC, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point Partners. The Company intends to vigorously contest any action challenging the lawfulness of Pillar Point Partners' patent arrangements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
       SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ANTITRUST LITIGATION

In June 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar claims and seeking substantially similar relief. Pillar Point Partners has stated that it believes these California lawsuits are without merit and is contesting the suits vigorously.

On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with the Company's sales and marketing activities. The plaintiffs seek compensatory damages of at least $48,585.69, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs. The Complaint has not been served on the Company.

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

LENS EXPRESS EMPLOYEE LITIGATION

On or about February 1997, a former employee allegedly filed an administrative complaint with the Florida Commission on Human Relations against Lens and a former employee of Lens, alleging sexual discrimination and harassment by the former employee, retaliatory demotion, and constructive discharge. On or about May 1997, a current employee filed an administrative complaint with the same Florida agency, also alleging sexual discrimination and harassment by the same former employee. The Florida Commission referred both complaints to the U.S. Equal Employment Opportunity Commission for investigation. No investigations were completed before each complainant, represented by the same counsel, sued Lens Express and the former employee in Florida Circuit Court on or about September 1997. Each complaint alleges sexual discrimination and harassment under the Florida Civil Rights Act and various other state common law claims; the former employee also alleges retaliatory demotion under the Florida Civil Rights Act. Each plaintiff seeks a court order prohibiting such alleged discrimination as well as unspecified compensatory and punitive damages. Lens has moved to dismiss each complaint as a matter of law; the other defendant (the former employee) has yet to answer or otherwise respond to either complaint. While Lens believes the claims to be without merit, there can be no assurance that it will prevail in either litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (CONTINUED)
       SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHAREHOLDER ACTIONS

Between August, 1996 and February, 1997 various shareholder actions were commenced against the Company and certain of its officers in the United States District Court for the District of Massachusetts (the "District of Massachusetts") claiming, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by defendants. The actions were consolidated, by order of the Court entered December 2, 1996, as IN RE SUMMIT TECHNOLOGY SECURITIES LITIGATION, Civil Action No. 96-11589-JCT (the "Securities Litigation"). Plaintiffs seek certification of the action as a class action on behalf of all purchasers of the Company's common stock, other than defendants and certain affiliated persons and entities, between March 31, 1995 and July 3, 1996. They seek unspecified damages, interest, costs and expenses.

On October 1, 1996 an additional action was commenced in the District of Massachusetts against the Company, its directors, certain of its officers and the four underwriters of the Company's October, 1995 Common Stock offering claiming violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the Registration Statement issued in connection with the offering. The action was coordinated with the Securities Litigation by order of the Court dated December 2, 1996. It also seeks unspecified damages, interest, costs and expenses.

On December 20, 1996, a shareholder of the Company filed in the District of Massachusetts a derivative action, purportedly on behalf of the Company, against the Company as nominal defendant, its directors and certain of its present or former officers. This action was consolidated with the Securities Litigation by order of the Court entered July 22, 1997. The complaint alleges that the conduct of the individual defendants has exposed the Company to the expense and inconvenience of defending the Securities Litigation and has harmed the Company's reputation, thereby limiting its access to capital markets. It also alleges that the individual defendants improperly traded in the Company's Common Stock based upon material non-public information.

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

LENS EXPRESS ACTION

Certain former shareholders of Lens (the "Lens Shareholders") commenced an action against the Company in the United States District Court for the Southern District of Florida captioned GOLAN ET AL. V. SUMMIT TECHNOLOGY, et al., Case No. 97-6589-Ferguson, alleging causes of action under Section 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the common law. The Complaint alleges that material misrepresentations and non-disclosures by the Company caused the Lens Shareholders to enter into a Merger Agreement with the Company, pursuant to which the Company acquired all of the outstanding shares of common stock of Lens Express and that the Company breached the Merger Agreement by failing to disclose alleged material adverse financial information about the Company and by failing to take actions which the Lens Shareholders allege was necessary to make the shares of Summit stock they received in the merger tradeable in the stock market. Plaintiffs ask that the Merger Agreement be rescinded, that Lens Express be restored to them and that they be awarded unspecified compensatory and punitive damages, interest, costs and expenses. By order of the Judicial Panel on Multidistrict Litigation, dated October 9, 1997, the action was transferred to the District of Massachusetts and consolidated for pretrial purposes with the Securities Litigation.

The Company believes that the allegations in the Complaint are without merit, and it intends to defend the action vigorously. There can be no assurance that the Company will ultimately prevail in the action, or that the action will not have a material adverse effect on the Company.

VISX DECLARATORY JUDGEMENT ACTION

On November 12, 1997, VISX commenced a lawsuit against the Company, Pillar Point Partners and an affiliate of the Company in the Santa Clara California Superior Court. The lawsuit seeks a declaratory judgement to the effect that royalties are not payable by VISX to Pillar Point for LASIK procedures performed on VISX systems prior to VISX's receipt of premarket approval for LASIK. The Company is presently evaluating VISX's claims.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company manufactures and sells laser systems and related products to correct vision disorders, participates in per procedure royalties from its ownership in Pillar Point Partners and sells contact lenses and related products. On August 18, 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc., (RCII) to LCA-Vision Inc. (LCA) for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's Vision Center business. The results of operations for this business have been classified as a discontinued operation for all periods presented in the consolidated financial statements. The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses or the total or partial disposition of one or more of the Company's businesses.

RESULTS OF OPERATIONS

1997 AS COMPARED WITH 1996

REVENUES

Revenues for the three months ended September 30, 1997 increased 14% to $22.9 million from $20.1 million for the three months ended September 30, 1996, primarily as a result of increased royalty revenues. Revenues for the nine months ended September 30, 1997 increased 7% to $67.2 million from $62.6 million for the nine months ended September 30, 1996. During the first nine months of 1997, increased royalty revenues more than offset the decrease in sales of laser systems and product upgrades. Sales of contact lenses and related products decreased for the three and nine month periods ended September 30, 1997 as compared to the three and nine month periods ended September 30, 1996, respectively, reflecting the negative impact of the nationwide U.P.S. strike during the third quarter.

On February 18, 1997, the Company announced that it received FDA approval to commercially market and sell its SVS APEX PLUS excimer laser system ("Apex Plus") to treat nearsightedness. Prior to Apex Plus approval, the Company had FDA approval to treat nearsightedness only using its Apex excimer laser system ("Apex"). The Apex Plus has been used outside the U.S. to treat nearsightedness, farsightedness and astigmatism but is not approved in the U.S. to treat farsightedness and astigmatism. During the three and nine month periods ended 1997, the Company upgraded several Apex systems to Apex Plus systems at prices approximating the cost of the upgrade. The Company expects this upgrade program to continue through at least the remainder of 1997.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company is aware that certain U.S. ophthalmologists are performing refractive procedures with so-called homemade excimer lasers or with gray market Company excimer systems acquired from overseas. These homemade and gray market systems have not received FDA approval and have been declared illegal by the FDA. These systems have not been determined to be safe or effective by the FDA, and are apparently unregulated. Users have not been limited either to the amount of refractive correction they can perform, or to the scope of advertising they can use to encourage consumers to have the procedure. As a consequence, doctors in the United States who purchase an approved system may be put at a commercial disadvantage. Moreover, users of unapproved systems are not licensed under the Pillar Point Patents, and have not been paying procedure royalties. Pillar Point continues to spend significant amounts of money in litigation with certain users of this equipment. The proliferation of these unapproved devices may negatively impact the Company's business, financial position and results of operations through loss of sales to unapproved lasers, loss of patent royalty revenues from Pillar Point Partners, and the potential damage to the industry, at this early stage, posed by these unapproved devices.

Due to the competitive environment and the proliferation of unapproved, unlicensed laser systems in the U.S., system sales are likely to remain weak and the Company may experience a decrease in unit sales and the average selling price of its laser systems for the remainder of 1997 as compared to 1996. Similarly, procedure volumes on Summit systems in the U.S. are likely to remain less than volumes on competitor's systems at least until Summit's systems are approved by FDA for the treatment of astigmatism.

Patent royalty revenues from Pillar Point Partners increased significantly in the three and nine month period ended September 30, 1997 from the three and nine month periods ended September 30, 1996, respectively. There are many risks and contingencies that could adversely affect the Company's royalty revenue. Some of these are: (a) consumer and professional acceptance of laser vision correction fails to grow; (b) licensees fail to honor their royalty payment obligations;
(c) the continued proliferation of unapproved, unlicensed laser systems in the U.S.; and (d) the Company's rights to collect such payments and to participate in the profits of Pillar Point Partners are adversely affected. The Company, VISX and Pillar Point Partners are involved in several lawsuits with respect to royalties, patent infringement and related antitrust matters and are the subject of an FTC investigation. If any of these matters are resolved unfavorably to the Company it would likely have an adverse effect on the Company's royalty revenues. VISX royalty payments to Pillar Point for the month of September, 1997 were 60% below the prior month's payments by VISX, due to a new contract interpretation by VISX to the effect that royalties are not payable by VISX to Pillar Point for LASIK procedures performed on VISX systems prior to VISX's receipt of premarket approval for LASIK. On November 12, 1997, VISX commenced a lawsuit against the Company, Pillar Point and an affiliate of the Company seeking a declaratory judgement that its contract interpretation is correct. The Company is presently evaluating VISX's claims.

COST OF REVENUES

Cost of revenues as a percentage of revenues decreased to 63% for the three months ended September 30, 1997 from 68% for the three months ended September 30, 1996. Cost of revenues as a percentage of revenues decreased to 63% for the nine months ended September 30, 1997 from 71% for the nine months ended September 30, 1996. These decreases were primarily a result of lower cost of revenues associated with royalty revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1997 increased 25% to $5.7 million from $4.5 million for the three months ended September 30, 1996. In the third quarter of 1996, the Company recorded a one-time reduction of $0.8 million in operating expenses resulting from the settlement of a German patent litigation. Selling, general and administrative expenses for the nine months ended September 30, 1997 decreased 24% to $14.4 million from $18.9 million for the nine months ended September 30, 1996. This decrease was primarily a result of lower sales and marketing expenses. In addition, the Company recorded a one-time reduction in operating expenses of $1.7 million in the second quarter of 1997 resulting from the settlement of patent litigation.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended September 30, 1997 increased 15% to $1.4 million from $1.3 million for the three months ended September 30, 1996. Research and development expenses for the nine months ended September 30, 1997 increased 3% to $4.7 million from $4.5 million for the nine months ended September 30, 1996. These increases were primarily related to more spending on the Company's regulatory efforts.

LEGAL EXPENSES

Legal expenses for the three months ended September 30, 1997 increased 45% to $1.8 million from $1.3 million for the three months ended September 30, 1996. Legal expenses for the nine months ended September 30, 1997 increased 70% to $6.1 million from $3.6 million for the nine months ended September 30, 1996. This increase is primarily related to the patent litigation initiated by the Company and/or Pillar Point Partners to defend its intellectual property, to the defense of antitrust and similar claims asserted against Pillar Point Partners and in defense of shareholder litigation initiated against the Company in 1996. The Company expects to continue to incur substantial legal expenses for at least the remainder of 1997.

DISCONTINUED OPERATIONS

In January 1997, the Company announced its plan to discontinue its Vision Center Business owned and operated by Refractive Centers International, Inc., (RCII) a wholly owned subsidiary of the Company. Accordingly, the results of operations for this business were classified as discontinued operations as of December 31, 1996. On August 18, 1997, the Company sold RCII to LCA-Vision Inc. (LCA) in exchange for 16,164,361 newly issued shares of LCA common stock. The Company intends to distribute 9,000,000 shares of LCA common stock to its shareholders as soon as practical after the closing and registration of such shares by LCA. The remaining shares, which will represent approximately 20 percent of LCA's outstanding shares, will be held by the Company and may not sold prior to May 17, 1998. Accordingly, the 9,000,000 shares of LCA common stock have been classified as a short-term investment valued at $ 17.6 million and the remaining shares have been classified as a long-term investment valued at $12.9 million as of September 30, 1997.

NET INCOME (LOSS)

Net income from continuing operations for the three months ended September 30, 1997 was $ 24 thousand as compared to $584 thousand for the three months ended September 30, 1996. Net income from continuing operations for the nine months ended September 30, 1997 was $1.2 million as compared to a net loss from continuing operations of $5.1 million for the nine months ended September 30, 1996.

Net loss from discontinued operations for both the three and nine month periods ended September 30, 1997 was $3.3 million. The results for the nine month period ended September 30, 1997 also include a $4.6 million provision for operating losses recorded as of December 31, 1996. Net loss from discontinued operations for the three and nine month periods ended September 30, 1996 was $4.5 million and $14.4 million, respectively.

The sale of the discontinued operation resulted in a net gain of $ 10.7 million, which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock.

Net income for the three months ended September 30, 1997 was $7.4 million as compared to a net loss of $3.9 million for the three months ended September 30, 1996. Net income for the nine months ended September 30, 1997 was $ 8.6 million as compared to a net loss of $19.5 million for the nine months ended September 30, 1996.

PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of September 30, 1997, the Company's cash, cash equivalent balances and short-term investments decreased $2.1 million to $61.3 million from $63.4 million as of December 31, 1996. Net cash used by operating activities of $12.7 million resulted primarily from net cash used by discontinued operations of $14.7 million. Excluding the gain on sale of discontinued operations, net income before depreciation and amortization for the nine months ended September 30, 1997 was $0.6 million.

Net cash used by investing activities of $.6 million resulted primarily from a net increase in short and long term investments of $10.4 million, additions to property and equipment of $1.4 million, a decrease in patents due to settlement of litigation of $1.3 million and investing activities of discontinued operations of $9.9 million.

Net cash used by financing activities of $3.4 million resulted from net repayments of long-term debt obligations of $3.9 million. This cash used by financing activities was offset in part by proceeds from the exercise of stock options of $.4 million and financing activities of discontinued operations of $.1 million.

In March of 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At September 30, 1997, the Company had no borrowings under this facility. Also in March 1996, the Company's then wholly-owned subsidiary, RCII, obtained a $20.0 million unsecured term loan, which was guaranteed by the Company. In July, 1997, the Company and RCII entered into a Loan Modification Agreement with their lenders pursuant to which, inter alia, RCII was released from liability and the Company became the principal obligor under the term loan. At September 30, 1997 $12.5 million of borrowings were outstanding under this facility. This obligation is included in the Company's consolidated balance sheet as of September 30, 1997.

PART II: OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS

See note (5) to Financial Statements, above, and Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

On November 12, 1997, VISX commenced a lawsuit against the Company, Pillar Point Partners and an affiliate of the Company in the Santa Clara California Superior Court. The lawsuit seeks a declaratory judgement to the effect that royalties are not payable by VISX to Pillar Point for LASIK procedures performed on VISX systems prior to VISX's receipt of premarket approval for LASIK. The Company is presently evaluating VISX's claims.

PART II: OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

         EXHIBITS AND REPORTS ON FORM 8-K

                   a.)   Exhibits

                           11   Statement Re: Computation of per share earnings

                           27 Financial Data Schedule (For EDGAR Filing Purposes Only)

                   b.)   Reports of Form 8-K

                         On August 28, 1997, the Company filed a Form 8-K related to the sale of Refractive Centers International, Inc., a wholly owned subsidiary of the Company, to LCA-Vision Inc. On October 27, 1997, the Company filed an Amended 8-K related to this sale.

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


                                              SUMMIT TECHNOLOGY, INC.

Date: November 13, 1997                   By: /s/ Robert J. Palmisano
      -----------------                   --------------------------------------
                                          Robert J. Palmisano
                                          Chief Executive Officer

Date: November 13, 1997                   By: /s/ Robert J. Kelly
      -----------------                   --------------------------------------
                                          Robert J. Kelly
                                          Executive Vice President and Chief
                                          Financial Officer