Form 10-K405
period 1997-12-31
SUMMIT TECHNOLOGY INC
filed 1998-03-30
CIK 813902

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
                         EXCHANGE ACT OF 1934
                                 OR
  __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

 For the Year Ended December 31, 1997      Commission File Number: 0-16937

                             SUMMIT TECHNOLOGY, INC.
                             -----------------------
               (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                               04-897945
               -------------                               ---------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


         21 HICKORY DRIVE, WALTHAM, MASSACHUSETTS              02154
         -----------------------------------------------------------
            (Address of principal executive officer)       (Zip Code)

                                     (781) 890-1234
                  (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                Common Stock and Common Share Purchase Rights
                ---------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X YES   NO
                                   --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price for the registrant's voting stock on February 28, 1998, the aggregate market value of such voting stock held by non-affiliates of the registrant was approximately $168.8 million on said date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding on February 28, 1998 was 31,044,627.

DOCUMENTS INCORPORATED IN TEXT BY REFERENCE

Certain portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of (i) manufacturing, selling and servicing laser systems and related products to correct vision disorders; (ii) collecting per procedure royalties from users of its systems and participating in per procedure royalties from its ownership in Pillar Point Partners ("Pillar Point Partners"), a partnership jointly formed by the Company and VISX, Incorporated ("VISX") in 1992; and (iii) selling contact lenses and related products by mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens"), which the Company acquired on May 15, 1996. On August 18, 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc. ("RCII") to LCA-Vision Inc. ("LCA") for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's vision center business, which was accounted for as a discontinued operation in 1996.

         The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.

         Summit Technology, Inc. was incorporated in Massachusetts on November 27, 1985 and commenced operations on January 1, 1986. The Company's executive offices are located at 21 Hickory Drive, Waltham, Massachusetts 02154, and its telephone number is (781) 890-1234.

LASER VISION CORRECTION BUSINESS

Overview

     The Company develops, manufactures, sells and services ophthalmic laser systems and related products designed to correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism with a procedure known as Laser Vision Correction. The Company also collects per procedure royalties from users of its systems and participates in per procedure royalties through its ownership interest in Pillar Point Partners. On October 20, 1995, the Company's excimer system became the first excimer laser system to be approved by the U.S. Food and Drug Administration ("FDA") for commercial sale in the United States to treat nearsightedness. That approval covered use of the Company's Apex excimer system ("Apex") to treat nearsightedness between 1.5 and 7.0 diopters with a six millimeter ablation zone. On February 7, 1997, an advanced model of the Company's excimer system, known as the Apex Plus ("Apex Plus"), was approved by the FDA for the same indications. On March 11, 1998, the FDA approved the Apex Plus for the treatment of nearsightedness with concomitant astigmatism using the Company's emphasis(R) laser disc ("Laser Disc"), a single use polymer disc that the Company has developed. The Apex Plus is currently in U.S. clinical trials for the treatment of hyperopia (farsightedness). On January 30, 1998, the Company submitted to the FDA its application for approval of the Apex and Apex Plus excimer systems (sometimes collectively referred to as the "Excimer System") to treat up to 22 diopters of myopia (high myopia). However, the FDA has not yet approved the Excimer System for hyperopia or high myopia.

Market

         It is estimated that over 140 million people in the U.S. use eyeglasses or contact lenses to correct common vision disorders. Based on presently existing treatment modalities (some of which have not yet received FDA approval) and demographic considerations such as age and median income, the Company estimates its current potential U.S. market for Laser Vision Correction to be approximately 30 million people. The Company believes that Laser Vision Correction performed with the Excimer System will make it possible for many of these people to eliminate or reduce their reliance on corrective eyewear. In 1997, approximately 200,000 Laser Vision Correction procedures were performed in the U.S. with licensed Company and VISX systems.

         The principal purchasers of the Company's laser systems have been ophthalmologists, universities, clinics, hospitals and businesses which have been created specifically to participate in the Laser Vision Correction market in the U.S. The Company believes that U.S. ophthalmologists, who number approximately 13,000, are receptive to Laser Vision Correction as a treatment for refractive vision disorders.

Products Uses

         Ophthalmologists use the Company's Excimer System to treat refractive vision disorders and corneal pathologies.

         Refractive Vision Disorders. Light enters the human eye through the cornea. In a properly functioning eye, the cornea bends (refracts) incoming light, causing the light to focus on the retina of the eye. A refractive vision disorder is the inability of the cornea to refract properly incoming light resulting in blurred vision. Nearsightedness (myopia), farsightedness (hyperopia) and astigmatism are the three most common refractive vision disorders. In a nearsighted eye, light is focused in front of the retina. In a farsighted eye, light is focused behind the retina. In an astigmatic eye, light is not focused at any one point. These disorders are commonly treated with corrective eyewear. The Company's products are used to change the shape of the cornea in a controlled manner so that light is properly focused on the retina thereby eliminating or reducing the need for corrective eyewear.

         Corneal Pathologies. Corneal pathologies, which include certain diseases, injuries and conditions of the cornea, can result in impaired vision, discomfort or blindness. Such pathologies include corneal opacities, irregular corneal surfaces and abnormal tissue growths on the cornea.

Products

         Excimer System. The Company's principal laser systems presently in use are the Apex and Apex Plus Excimer Systems. The FDA has approved both for sale in the U.S. to treat mild to moderate nearsightedness and has approved the Apex Plus for treatment of mild to moderate nearsightedness with concomitant mild to moderate astigmatism. On January 30, 1998, the Company filed its application for premarket approval ("PMA") seeking approval for both the Apex and the Apex Plus to treat high myopia. The Company anticipates filing a PMA application for approval of the Apex Plus to treat hyperopia (farsightedness) later in 1998. In addition to the U.S., the Company is seeking regulatory approval for the sale of its Excimer Systems in Japan. The Company's Excimer Systems deliver pulses of ultraviolet laser light to an eye to ablate (remove) submicron layers of tissue from the cornea. Most of the laser light that is generated is absorbed by the ablated (removed) corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. All Excimer System procedures are performed on an outpatient basis with topical anesthesia. These attributes make the Company's Excimer Systems well suited to corneal surgery.

     The Company's Apex and Apex Plus Systems are configured to treat nearsightedness using a mechanical iris device that shapes light. The Apex Plus is also configured to treat farsightedness, astigmatism and both nearsightedness or farsightedness with concomitant astigmatism using the Company's emphasis(R)Laser Disc. To use the Laser Disc, an ophthalmologist determines the correction, selects the appropriate Laser Disc and places it in the laser beam path. As the laser ablates the Laser Disc, its shape is replicated on the cornea. The Company's Apex System requires a hardware upgrade, to Apex Plus, to permit treatment of astigmatism and farsightedness using the Laser Disc. The Apex Plus, which the FDA approved in February 1997 for treatment of mild to moderate nearsightedness with a mechanical iris (the same indications for which the Apex model is approved), and which the FDA approved in March of 1998 for treatment of mild to moderate nearsightedness between 1.0 and 5.9 diopters with concomitant mild to moderate astigmatism between 1.0 and 3.9 diopters with a combined spherical equivalent of up to 5.9 diopters, is capable, without significant hardware modification, of treating nearsightedness without the Laser Disc, and of treating astigmatism, farsightedness (and combinations of nearsightedness, farsightedness and astigmatism) using the Laser Disc. Because the Apex Plus is not yet approved by the FDA for treatment of farsightedness and high myopia, the Company is presently offering the Apex Plus in the U.S. for treatment of mild to moderate nearsightedness using a mechanical iris and for treatment of mild to moderate nearsightedness with concomitant mild to moderate astigmatism using the Laser Disc. Since FDA approval of the Apex Plus platform in early 1997, the Company has been offering its U.S. customers upgrades from Apex to Apex Plus at prices approximating the Company's cost. The international version of the Apex Plus is configured to treat a full range of refractive disorders, including astigmatism, farsightedness, high myopia and combinations of these disorders.

         Laser Disc. The emphasis(R) Laser Disc, a proprietary single use polymer disc developed and manufactured by the Company, can be used with the Apex Plus to treat a wide range of refractive disorders. The Disc is designed to create very smooth and precise corneal ablations, without reliance on complicated optomechanics, resulting in improved healing and enhanced refractive outcomes. This technology permits the ophthalmologist to select a Disc that is matched to the patient's refractive error, in much the same way that an appropriate contact lens might be selected. Using special tweezers, the doctor places the coin-size Disc into a cassette which is snapped into the downtube of the laser, directly in the path of the beam. As the laser ablates the Disc, the shape of the Disc is precisely replicated on the cornea. The Company presently produces Discs for correcting astigmatism, myopic astigmatism, hyperopia and hyperopic astigmatism. To date the FDA has approved the Disc in the United States for treatment of mild to moderate myopic astigmatism only. The Company is working to develop additional applications for the Laser Disc, including development of patient-specific, customized Discs for treatment of difficult or unusual cases.

Laser Vision Correction

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

         When performing Laser Vision Correction with the Excimer System, the ophthalmologist determines the exact correction required (which is measured by the same examination used to prescribe eyeglasses or contact lenses) and programs the correction into the Excimer System's computer. If a Laser Disc is used, the Laser Disc itself contains the correction. The ophthalmologist prepares the cornea and positions the patient for the laser procedure. In some instances, the ophthalmologist prepares the cornea by surgically creating a corneal flap and using the laser to ablate tissue from the corneal surface exposed under the flap. This form of PRK is commonly referred to as LASIK (an acronym for Laser In Situ Keratomileusis). The Excimer System emits laser pulses, each of which lasts several billionths of a second, to ablate submicron layers of tissue from the cornea in a predetermined pattern to reshape the cornea and improve refraction of incoming light to the eye. The average procedure consists of approximately 150 laser pulses and lasts approximately 15 to 60 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

         Following the procedure, the ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. Post-procedure responses vary depending upon the individual patient and the manner in which the ophthalmologist prepares the cornea and performs the procedure. Individuals undergoing Laser Vision Correction often experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. Although many patients experience improvement in uncorrected vision within a few hours or days of the procedure, it can take up to two to six months for the correction to stabilize and for the full benefit of the procedure to be realized.

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

Safety and Efficacy

         According to the two year follow-up data that the Company accumulated during its Laser Vision Correction clinical trials for nearsightedness, all of the individuals undergoing Laser Vision Correction in Phase III clinical trials experienced an improvement in visual acuity without corrective eyewear. Prior to Laser Vision Correction, 95% of the eyes were 20/200 or worse. Of the eyes treated, approximately 91% improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear, while the remaining 9% experienced improved vision without corrective eyewear, but still required corrective eyewear to achieve 20/40 vision or better. According to six month clinical data that the Company developed, of the eyes treated during the Company's clinical trials for mild to moderate nearsightedness with concomitant mild to moderate astigmatism, 84% were corrected to 20/40 or better, and 48% were corrected to 20/20 or better.

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

     On June 18, 1997, the Company and VISX, Inc. settled all outstanding patent infringement disputes between them, including infringement litigation in Delaware related to the Company's Azema patent and in Canada related to VISX's L'Esperance patents. Under the settlement, VISX and the Company have released each other and their customers from claims of past infringement, covenanted not to bring future patent infringement claims anywhere in the world and cross-licensed each other's foreign patents in the field of laser ablation of corneal tissue.

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

         In general, each of the Company and VISX is required to pay to the Partnership royalties ranging from 3% to 6% of equipment sales. No sales royalties are due on sales of systems before the Excimer System was approved by the FDA for Laser Vision Correction to treat nearsightedness, or on sales to affiliates of the Company or VISX unless the number of systems sold to such affiliates exceeds 50% of all systems manufactured by such manufacturer in the U.S. in a given year. In addition, each licensee is required to pay the Partnership a per procedure royalty each time a laser system sold or leased by it in the U.S. is used by a licensee to perform a procedure covered by the Pillar Point Patents. The Partnership has set the per procedure royalties at $250 for Laser Vision Correction and $0 for PTK. Each licensee has complete discretion whether and to what extent it will require per procedure royalty payments from customers; however, each licensee is required to make the royalty payments to the Partnership regardless of collection from customers.

         Partnership profits and losses are allocated between the Partners by revenue category and cash is distributed periodically. Profits from royalties received from third parties as a result of the sale of their equipment are allocated 50% to the Company and 50% to VISX. Profits from royalties paid to the Partnership on equipment sales by the Company and VISX are allocated entirely to VISX. The first $30 of profits realized from each per procedure royalty from Laser Vision Correction procedures using an adjustable iris is allocated to VISX and the remaining profits are allocated 50% to the Company and 50% to VISX. Partnership profits realized from the receipt of each per procedure royalty from Laser Vision Correction procedures performed with a Laser Disc are allocated so that VISX receives the first $30, the Company receives the next $30, with the balance allocated 50% to each thereafter. Partnership profits realized from receipt of each PTK per procedure royalty are allocated 51% to VISX and 49% to the Company, but the Partnership has decided not to charge any per procedure fees for PTK. The agreements further provide that the Partners waive any rights to bring an action to partition the Partnership property and that neither Partner may voluntarily cause a dissolution of the Partnership.

     The Company, VISX and Pillar Point Partners are involved in several lawsuits with respect to Pillar Point Partners relating to royalties, patent infringement by others and antitrust issues. On March 24, 1998, the Federal trade Commission ("FTC") commenced an administrative enforcement proceeding against the Company and VISX alleging antitrust violations in connection with the Partnership's patent arrangements. The FTC also alleged that certain of the patents licensed by VISX to the Partnership were fraudulently obtained by VISX. The FTC has not, however, challenged the validity of any of the Company's patents. The FTC is seeking, inter alia, an order dissolving Pillar Point Partners and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. On November 12, 1997, VISX informed the Company that in September of 1997, it had begun withholding royalty payments to the Partnership for LASIK procedures performed on VISX systems in the U.S., based upon an interpretation of its license agreement with the Partnership. On the same day, VISX commenced a lawsuit against the Company and the Partnership seeking a declaration that its contract interpretation was correct. The Company disagrees with the VISX interpretation and has asserted counterclaims on behalf of itself and the Partnership, seeking to enforce the VISX license agreement. On February 17, 1998, VISX commenced a lawsuit against the Company seeking a dissolution of the Partnership, and the Company has asserted counterclaims alleging breach of the Partnership's prohibition against voluntary dissolution. See "Legal Proceedings -- VISX Dissolution Action -- VISX Royalty Action, -- VISX LASIK Action -- Pillar Point Partners Patent Litigation, -- Antitrust Litigation and -- FTC Proceedings." See also, "Cautionary Statements and Risk Factors Affecting Future Operating Results - Risks of Pillar Point Partners."

         Other. In 1992, IBM granted the Company a non-exclusive license to its patent covering excimer laser ablation of tissue and the Company agreed to pay to IBM a royalty of 2% of the net selling price of its Excimer Systems sold or leased in the U.S. and certain other countries. Although the Company has been notified that IBM's rights under its license agreement with Summit have been transferred, the Company does not believe the transfer will materially affect the Company's rights or obligations under the license. The Company has also entered into a license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, the Company has agreed to pay a royalty on certain laser components of its products.

Research and Product Development

         The Company expended $6.2 million, $5.9 million and $5.6 million for research, engineering and product development, including regulatory and clinical affairs, during 1997, 1996 and 1995, respectively. The Research and Development and Regulatory/Clinical Departments, as of February 28, 1998, were comprised of 48 full-time employees.

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

Competition

         Consumer Market. In the foreseeable future, the Company believes that eyeglass and contact lens use will continue to be the most popular alternative to Laser Vision Correction. Advantages of corrective eyewear include the comparatively low immediate cost (although the Company believes that eyeglass and contact lens wearers may spend well in excess of the cost of Laser Vision Correction over their lifetimes) and the avoidance of surgery. It is likely that eyeglass and contact lens manufacturers, some of whom have greater financial resources than the Company, will continue to develop, enhance and market their products to make them as attractive as possible to people with refractive vision disorders. Other manual surgical and non-surgical techniques to treat vision disorders, such as RK, are currently in use or under development, which may prove to be more attractive to consumers than Laser Vision Correction.

         Ophthalmic Excimer Laser Equipment. To date, the Company's principal competition in the U.S. market for ophthalmic excimer laser equipment has been VISX and, to a lesser extent, "gray market" and "homemade" lasers. Although the Company's Apex Excimer System was the first excimer laser approved by the FDA for commercial sale in the U.S. to treat nearsightedness with Laser Vision Correction, VISX received FDA approval for its excimer laser system for Laser Vision Correction to treat nearsightedness in March of 1996. In April of 1997 VISX received FDA approval for use of its excimer system to treat astigmatism and in January of 1998 VISX received FDA approval for treatment of high myopia. The Company believes that VISX's receipt of regulatory approval for astigmatism in April 1997 had a negative impact on the Company's laser sales in 1997 and resulted in some users electing to exchange their Excimer Systems for VISX systems. See "Cautionary Statements and Risk Factors Affecting Future Operating Results -- Competition in the Vision Correction Industry."

         Although the Company believes that there are significant requirements for entry into the manufacturing field, including patents and, in the U.S., the long lead time required to obtain FDA approvals, additional competitors have entered the equipment manufacturing business and are nearing FDA approval. The Company believes that one or more additional manufacturers are likely to obtain FDA approval to market ophthalmic excimer laser equipment in the U.S. in 1998. On February 13, 1998, one such manufacturer, Autonomous Technologies Corp. ("ATC"), announced that the FDA's Ophthalmic Devices Advisory Panel had unanimously voted to recommend FDA approval of ATC's excimer laser system for the correction of nearsightedness and astigmatism. The FDA typically adopts the Panel's recommendations, although it is not obligated to do so. Competitors may have greater financial resources than the Company, may be able to offer their products at a lower cost or may develop products that involve a lower per-procedure cost or are perceived to be more technologically advanced. Methods of competition include efficacy, price, maintenance costs, service capabilities and treatment modalities. The Company believes that its Excimer Systems are strong competitors in all these areas.

         The Company is aware that certain U.S. physicians are performing refractive procedures in the U.S. with used "gray market" Excimer Systems purchased from overseas third parties at prices below those charged by the Company for new U.S. systems. In addition, certain U.S. ophthalmologists are performing refractive procedures in the U.S. with so-called "homemade" excimer lasers that have not been approved by the FDA for commercial use in the U.S. Although the Company believes FDA enforcement activity in 1997 has had a positive impact on this problem, the gray market laser systems and homemade laser systems have adversely affected the Company's U.S. system sales and its ability to collect per procedure royalties and may continue to do so. The Company is investigating reports that some U.S. Excimer Systems may have been tampered with to defeat the card reading system used to facilitate the collection of per procedure royalties. See "Cautionary Statements and Risk Factors Affecting Future Operating Results -- Competition in the Vision Correction Industry," and "Legal Proceedings -- Pillar Point Partners Patent Litigation."

Government Regulation

         Background. The Company's Excimer Systems and related disposables (including the Laser Disc) are regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act"). As such, these devices require a premarket clearance or premarket approval (a "PMA") by the FDA prior to commercialization in the U.S. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the U.S. Noncompliance with applicable requirements can result, among other things, in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval of devices, recommendations by the FDA that the Company not be allowed to enter into government contracts and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

         Modifications to a device that is the subject of a PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The Company believes that its Excimer Systems require a PMA or a PMA supplement for each of the surgical procedures which they are intended to perform. The FDA may grant a PMA with respect to a particular procedure only when it is satisfied that the use of the device for that particular procedure is safe and effective. In granting a PMA, the FDA may restrict the types of patients who may be treated, thereby limiting the market potential of the device.

         The Company received an Approval Letter from the FDA dated October 20, 1995 for the Company's use of the Apex Excimer System in the U.S. to treat between 1.5D and 7.0D of myopia using Laser Vision Correction. On February 7, 1997, the FDA approved the Apex Plus for the same indications and on March 11, 1998, the FDA approved the Apex Plus for the treatment of mild to moderate nearsightedness between 1.0 and 5.9 diopters with concomitant mild to moderate astigmatism between 1.0 and 3.9 diopters with a combined spherical equivalent of up to 5.9 diopters, using the Laser Disc.

         The FDC Act authorizes any interested person to petition for administrative review of the FDA's decision to approve a PMA application. After reviewing the petition, the agency decides whether to grant or deny the petition and publishes a notice of its decision in the Federal Register. If the FDA grants the petition, the notice will state the issue to be reviewed, the form of the review to be used, the persons who may participate in the review, the time and place where the review will occur, and other details. Challenges to an FDA approval of a PMA application since enactment of the Medical Device Amendments of 1976 on May 28, 1976 have been rare and, to the Company's knowledge, no PMA application has ever been revoked by the agency based on such a challenge. The Company is aware that at least two persons have filed a petition with the FDA calling for reconsideration of the FDA's approval of the Company's PMA for its Excimer System as described above, although one such petition was subsequently withdrawn. If the FDA were to grant such a petition, the Company could continue to market the device during the agency's deliberations. If, however, the FDA, after a hearing, were to revoke its approval of the Company's PMA application, the Company would be required to cease marketing the device. Such an FDA action would have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company has obtained FDA approval to conduct several additional studies involving subsets of patients under the Company's Investigational Device Exemptions for Laser Vision Correction. On November 25, 1996 the Company received FDA approval to initiate hyperopia trials with the Apex Plus. These U.S. clinical trials have been under way since February, 1997, and the Company expects to submit a PMA supplement to the FDA for this indication in 1998. On January 30, 1998, the Company submitted a PMA supplement seeking approval of the Apex and Apex Plus for treatment of high myopia. There can be no assurance that the devices will be approved or cleared by FDA for these procedures.

         Other Regulatory Requirements. Any products that the Company manufactures or distributes pursuant to a premarket clearance notification or a PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires the Company to manufacture its products in registered establishments and in accordance with its Quality System Regulations(QSR) and to list its devices with the FDA. The Company's facilities in the U.S. and Ireland are subject to periodic QSR inspections by the FDA. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the QSR regulations which will likely increase the cost of compliance with QSR requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval of devices, recommendation by the FDA that the Company may not be allowed to enter into government contracts and criminal prosecution. The FDA also has the authority to request the repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

         Furthermore, the introduction of the Company's products in foreign countries may require obtaining foreign regulatory clearances. Presently, the Company is seeking regulatory approval for the Excimer System in Japan. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in Japan or other foreign markets.

LENS EXPRESS

Overview

         On May 15, 1996, the Company acquired Lens, a leading mail order distributor of contact lenses and related products in the United States. Lens' retail sales consist of new orders of contact lenses, reorders of contact lenses, program sales, sales of eye care solutions, lens case sales, sunglass sales, membership sales, vitamin sales and shipping and handling fees. Lens' wholesale sales are made to pharmacies and similar retail outlets and consist of sales of contact lenses, sales of eye care solutions and shipping and handling fees. Lens also markets certain of its eye care programs to large employers as a cost effective alternative to more traditional vision indemnity programs. Retail and group sales consisted of over 97% of total sales in 1997. See "Cautionary Statements and Risk Factors Affecting Future Operating Results - Risks Associated With Lens."

         The process of purchasing contact lenses through Lens Express consists of a few simple steps. A customer first places a call to the Lens 800 telephone number to order contact lenses. The Lens operators then explain that the company's services are available to the customer after Lens first receives a valid prescription. For customers without a valid prescription, Lens will supply the names of ophthalmologists or optometrists located in a customer's immediate location from its nationwide network of over 2,700 doctors who will provide an examination and prescription. Lens cannot distribute contact lenses to a patient without a verified prescription. Many states permit Lens to obtain telephone verification from the patient's contact lens prescriber; other states have stricter requirements, including at least one state which requires that Lens obtain a written copy of the patient's prescription before lenses may be shipped. Some practitioners resist verifying prescriptions to Lens because they regard Lens as their competitor in the sale of lenses to their customers. Approximately 30% of Lens' orders are shipped on the day the order is received. Of the balance, approximately 20% cannot be shipped on the day the order is received because the product is not in stock, and approximately 35% cannot be shipped on the day the order is received because Lens has not yet been able to verify the customer's prescription.

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

EMPLOYEES

         As of February 28, 1998, the Company and its subsidiaries employed 529 persons full-time in the U.S., Ireland and other countries. Of this number (i) 224 were employed in the Company's laser systems business (of whom approximately 46 were in manufacturing, 48 in research, engineering, product development and regulatory and clinical affairs, 53 in customer service and 77 in selling, marketing and administration, and (ii) 305 were employed by Lens. Of such employees, 455 are located in the U.S.,60 in Ireland and 14 in other parts of the world. None of such employees is represented by a union. The Company and its subsidiaries believe that relations with employees are good.

BACKLOG

         As of March 19, 1998, the Company had no significant backlog.

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

         Absence of Profitability; Possible Future Losses. The Company has experienced losses in each year of operation since inception in 1986, except for modest profits in 1991 and 1997. For the year ended December 31, 1997, the Company's net income was $8.9 million, bringing its accumulated deficit to $60.3 million as of December 31, 1997. The Company believes revenues are likely to remain unpredictable, and there can be no assurances that the Company will continue to achieve profitability in the future.

         Competition in the Vision Correction Industry Generally. The vision correction industry is subject to intense competition. Laser Vision Correction competes with eyeglasses, contact lenses and RK as well as with other technologies and surgical techniques currently under development, such as corneal implants and surgery using different types of lasers. Certain of the Company's competitors may have greater financial resources than the Company, which may enable them to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner. The success of any competitive alternatives to Laser Vision Correction would have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition in the Laser Vision Correction Industry. The Company's Excimer System currently competes with other manufacturers' excimer laser systems sold in the U.S. and abroad. To date, the Company's principal competition in the U.S. market for ophthalmic excimer laser equipment has been VISX and, to a lesser extent, "gray market" and "homemade" lasers. VISX received FDA approval for its excimer system for Laser Vision Correction to treat nearsightedness in March of 1996, astigmatism in April of 1997 and high myopia in January of 1998. Although the Company submitted a PMA supplement to the FDA for the treatment of high myopia in January of 1998, the Company's Excimer System is not presently approved to treat high myopia in the U.S., and there can be no assurance that it will ever be approved to do so. Neither the Company's Excimer System nor VISX's excimer system have been approved by the FDA for treating hyperopia, and there can be no assurance that either company will ever obtain FDA approval for this indication. In the event one of the Company or VISX were to obtain FDA approval for hyperopia significantly in advance of the other, a competitive advantage would arise. The Company's Apex Excimer System, currently approved in the United States for treatment of 1.5D to 7.0D of myopia, requires a hardware upgrade from Apex to Apex Plus to permit treatment of astigmatism and hyperopia using the Company's Laser Disc. The Company believes the VISX system requires a hardware upgrade to treat hyperopia. The Company's Apex Plus Excimer System does not require any significant hardware upgrade to treat astigmatism and hyperopia using the Laser Disc. The version of the Apex Plus currently sold by the Company internationally permits treatment of moderate and high myopia, astigmatism, hyperopia and combinations of these disorders. The Company believes that approval of the VISX system for treatment of astigmatism prior to approval of the Company's Apex Plus System for treatment of astigmatism placed the Company at a competitive disadvantage in 1997 which adversely affected equipment sales and prompted some users to exchange their Excimer Systems for VISX systems. Approval of the VISX system to treat high myopia in January of 1998 may also give rise to a competitive advantage. Additionally, competitors, both in the U.S. and abroad, have entered the equipment manufacturing business. Competing manufacturers of excimer laser systems may have greater financial resources than the Company, may be able to offer their products at a lower cost or may develop products that involve a lower per procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required. In the U.S., the Company believes that one or more additional manufacturers are likely to obtain regulatory approval to market ophthalmic excimer laser equipment in 1998. On February 13, 1998, one such manufacturer, Autonomous Technologies Corp. ("ATC"), announced that the FDA's Ophthalmic Devices Advisory Panel had unanimously voted to recommend FDA approval of ATC's excimer laser system for the correction of nearsightedness and astigmatism. The FDA typically adopts the Panel's recommendations, although it is not obligated to do so. Although the Company believes that its Excimer Systems and unique Laser Disc technology leave it competitively well-positioned, there can be no assurance that the Company will compete successfully in the Laser Vision Correction Industry.

         The Company is aware that certain U.S. physicians are performing refractive procedures in the U.S. with used "gray market" Excimer Systems purchased from overseas third parties at prices below those charged by the Company for new U.S. systems. In addition, certain U.S. ophthalmologists are performing refractive procedures in the U.S. with so-called "homemade" excimer lasers that have not been approved by the FDA for commercial use in the U.S. Although the Company believes FDA enforcement activity in 1997 has had some positive impact on this problem, the gray market laser systems and homemade laser systems have adversely affected the Company's U.S. system sales and its ability to collect per procedure royalties and may continue to do so. The Company is investigating reports that some U.S. Excimer Systems may have been tampered with to defeat the card reading system used to facilitate the collection of per procedure royalties. The users of the gray market laser systems and homemade laser systems are not licensed under patents held by Pillar Point Partners and have not been paying licensing fees. Accordingly, Pillar Point Partners is pursuing patent infringement litigation against certain of such users. See "Legal Proceedings -- Pillar Point Partners Patent Litigation". There can be no assurance that these lawsuits will be successful in curbing the use of gray market and homemade lasers in the U.S., or that these systems will not proliferate.

     Risks of Pillar Point Partners. The Company, VISX and others are involved in several lawsuits regarding Pillar Point Partners with respect to royalties, patent enforcement and antitrust issues. On March 24, 1998, the Federal Trade Commission ("FTC") commenced an administrative enforcement proceeding against the Company and VISX alleging antitrust violations in connection with Pillar Point Partners' patent arrangements. The FTC also alleged that certain of the patents licensed by VISX to Pillar Point Partners were fraudulently obtained by VISX. The FTC has not, however, challenged the validity of any of the Company's patents. The FTC is seeking, inter alia, an order dissolving Pillar Point Partners and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. On November 12, 1997, VISX informed the Company that beginning in September of 1997, it had been withholding royalty payments to the Partnership for LASIK procedures performed on VISX systems in the U.S., based upon an interpretation of its license agreement with the Partnership. On the same day, VISX commenced a lawsuit against the Company and the Partnership seeking a declaration that its contract interpretation was correct. The Company disagrees with the VISX interpretation and has asserted counterclaims on behalf of itself and the Partnership, seeking to enforce the VISX license agreement. On February 17, 1998, VISX brought an action against the Company in a California court seeking an order dissolving the Partnership due to alleged deadlocks between the Partners. See "Legal Proceedings -- VISX Dissolution Action -- VISX LASIK Action -- VISX Royalty Action -- FTC Proceedings -- Antitrust Litigation -- Pillar Point Partners Patent Litigation." If any of these matters is resolved adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. If Pillar Point Partners is dissolved, the Company's per procedure revenues could become dependent on the number of procedures performed solely on Company Excimer Systems. There can be no assurance that this would not have a material adverse effect on the Company's per procedure royalty revenue. Under the agreements establishing Pillar Point Partners, the Company must pay Pillar Point Partners a royalty fee each time its Excimer System is used by a Company licensee to perform Laser Vision Correction in the U.S. The Company maintains contractual arrangements permitting it to collect such royalty fees, but there can be no assurance that it will be able to collect such fees.

         Laser Disc Concerns. The Company's Apex Plus System is designed to treat astigmatism and other refractive disorders using the Laser Disc. The Company believes the Laser Disc is an optimal method for treating certain refractive disorders and that the Company's proprietary Laser Disc technology presently affords the Company a unique competitive position in the ophthalmic excimer laser equipment industry. There can be no assurance, however, that the Company's Laser Disc technology will achieve broad acceptance among ophthalmologists or that, if broad acceptance is achieved, the Company will be successful in profitably manufacturing and distributing Laser Discs in sufficient quantities.

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

         Uncertain Market Acceptance of Laser Vision Correction. The Company believes that broad acceptance of Laser Vision Correction in the U.S. is critical to its long-term success. There can be no assurance that Laser Vision Correction will be broadly accepted by either the ophthalmic community or the general population as an alternative to existing methods of treating refractive vision disorders. The acceptance of Laser Vision Correction may be affected adversely by its cost (estimated to be between $1,250 and $2,000 per eye), concerns relating to its safety and efficacy, the lack of third party reimbursement for Laser Vision Correction, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects and the cost of excimer laser systems. Promotional efforts by suppliers of products or procedures which are alternatives to Laser Vision Correction, including eyeglasses and contact lenses, some of whom may have greater resources than the Company, may also affect adversely the market acceptance of Laser Vision Correction. The Company believes a significant number of ophthalmologists and other potential laser system customers are continuing to evaluate the demand for Laser Vision Correction in the U.S. marketplace. Many of these potential customers have elected to defer acquisition of systems or have formed groups to share or acquire a single system. This contributed to weak laser system sales in fiscal 1997 and there can be no assurance it will not continue. Failure to achieve broad market acceptance of Laser Vision Correction is likely to have a material adverse effect on the Company's business, financial condition and results of operations. Even if broad acceptance of Laser Vision Correction does occur, laser system sales may be negatively impacted by competition, changing technologies and delays in regulatory approvals. Participation in per-procedure royalties may be negatively impacted by challenges to Pillar Point Partners and/or the patents licensed to Pillar Point Partners, disputes with VISX, proliferation of gray market and homemade excimer systems, challenges to the Company's patents and/or the FTC proceedings regarding Pillar Point Partners, VISX and the Company.

         Patent Concerns. There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery with excimer lasers that are not owned by the Company. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the Company's Excimer Systems or their use to perform one or more procedures. While the Company believes it either owns or has obtained from Pillar Point Partners or VISX licenses to most of the important U.S. and worldwide Laser Vision Correction patents, there can be no assurance that present or future challenges to some of these patents will not be successful or that the Company will not be subject to one or more claims for infringement.

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

         Failure to maintain the protection afforded by certain of the Company's patents and the patents licensed to the Company by VISX and to the Company and VISX by Pillar Point Partners would have a material adverse effect on the Company's future revenues and earnings. Further, there can be no assurance that the Company's patents (or those licensed from Pillar Point Partners or VISX) will ultimately be found to be valid, or that the Company's patent rights (or those licensed from Pillar Point Partners or VISX) will deter others from infringing such patents or developing substantially equivalent or competitive products. On March 24, 1998, the Federal Trade Commission ("FTC") commenced an administrative enforcement proceeding against the Company and VISX alleging antitrust violations in connection with Pillar Point Partners' patent arrangements. The FTC also alleged that certain of the patents licensed by VISX to Pillar Point Partners were fraudulently obtained by VISX. The FTC has not, however, challenged the validity of any of the Company's patents. The FTC is seeking, inter alia, an order dissolving Pillar Point Partners and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. In July 1997, John Taboada commenced a lawsuit against VISX and others in which he asserts, inter alia, that he is the sole inventor of a certain VISX patent. This action was later amended to include the Company as an additional defendant. A negative finding as to any of the VISX patents in suit could have a material adverse affect on the Company. See "Legal Proceedings -- FTC Proceedings -- Pillar Point Partners Patent and Antitrust Litigation." Even if an unlicensed party's products or procedures infringe upon the Company's patents or those of Pillar Point Partners, it may be costly to enforce such rights. An infringement action may require the diversion of funds from the Company's operations and may require management to expend effort that might otherwise be devoted to the Company's operations. Furthermore, there can be no assurance that the Company or Pillar Point Partners will be successful in enforcing its patent rights. Any failure by the Company or Pillar Point Partners to prevail in patent infringement actions against others, or any success by another company in enforcing a patent infringement claim against the Company, or invalidating patents owned or licensed by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Possible Failure to Obtain Regulatory Approvals for Products. The Company's Excimer Systems and related disposables are regulated as medical devices by the FDA under the FDC Act. As such, these devices require a premarket clearance or a PMA by the FDA prior to commercialization in the U.S., and each time approval is sought for expanded treatment modalities or significant design or manufacturing modifications. The PMA process (and underlying clinical studies) is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the U.S. and other countries would prevent the marketing of the Excimer System and other devices and impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain PMAs or premarket clearances in the U.S. or certain foreign countries for intended uses of its Excimer Systems, or any of its other devices for which the Company seeks approvals or clearances.

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

         Potential Liability Claims and Uninsured Risks; Limited Insurance. The testing and use of human health care products entails an inherent risk of physical injury to patients and physicians, and exposes the manufacturer to potential product liability and other damage claims. In addition, the Company's products include high voltage power supplies and utilize corrosive gases. While the Company maintains product liability insurance with coverage of $5.0 million per occurrence and an annual aggregate maximum of $5.0 million, and $2 million of liability coverage for Lens, there can be no assurance that any product liability claim assessed against the Company would not exceed its insurance coverage. There can be no assurance that adequate product liability insurance will continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms, if at all, and that the Company's existing insurance will be adequate to cover any future claims that may be made. Even if a claim against the Company is covered by insurance, the costs of defending a product liability, malpractice, negligence or other action, and/or the assessment of damages in excess of insurance coverage, could have a material adverse effect on the Company's business, financial condition and results operations.

         Risks Associated with Lens. The operations of Lens could be adversely affected by certain risks beyond its control, including: (i) lack of consistent sources of supply, (ii) inability to obtain prescriptions required by state law before lenses may be shipped; (iii) inability to obtain suitable advertising spots in selected media at cost-effective prices; (iv) state regulations, and
(v) competition from other contact lens providers. Because some contact lens manufacturers have refused to sell contact lenses directly to Lens, Lens must obtain product through indirect channels. There can be no assurance that Lens will continue to be able to obtain product through indirect channels at the times, prices and quantities it requires. If Lens is unable to obtain product from indirect suppliers, or is forced to do so on unfavorable terms, Lens' sales and/or profitability could be adversely affected. Lens' operations are subject to numerous state laws and regulations concerning the dispensing of replacement contact lenses. While some states impose little regulation of mail order dispensing of contact lenses, other states have stricter requirements. Burdensome regulatory requirements imposed by certain states, such as prohibiting dispensing of replacement lenses prior to receipt of a written prescription, make it more difficult and expensive for Lens to sell replacement contact lenses in such states, and place Lens at a competitive disadvantage versus competing mail order sellers that are able to avoid or ignore such laws and regulations. There can be no assurance that other states will not enact or impose laws or regulations that prohibit mail order dispensing of replacement contact lenses or otherwise impair Lens' ability to sell lenses and operate profitably. In addition, the contact lens dispensing industry is subject to intense competition. There can be no assurance that Lens Express will not lose market share to other contact lens providers electing to pursue a marketing strategy which, like that of Lens, emphasizes convenience and price, or to discount chains, wholesale clubs and other competitors.

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

         FDA Incident. The Company believes that the federal government has conducted, or may be conducting, one or more investigations into the facts and circumstances surrounding the delivery in November, 1995 to David F. Muller, the Company's former CEO and Chairman, of a package that apparently included confidential FDA documents. The Company has cooperated and intends to cooperate with any such investigation to the extent its cooperation is or has been requested by any appropriate government agency. There can be no assurance that any such investigation will result in any conclusive findings, that any conclusive findings will not entail a determination of culpability on the part of the Company, or that further government action will not have a material adverse effect on the Company, including, for example, a material adverse effect on the Company's relationship with the FDA.

 ITEM 2. PROPERTIES

MANUFACTURING AND FACILITIES

         The Company presently leases 50,000 square feet of manufacturing and office space in Waltham, Massachusetts, under a ten-year lease expiring in August 2000. The Company also leases a 25,000 square foot manufacturing facility in Cork, Ireland, under a lease expiring in 2026. Approximately 5,300 square feet of office space in Boston, Massachusetts, which had previously been the principal office space for the Company's vision center business, has been subleased for the duration of its term. To date, the Company's manufacturing activities have consisted primarily of the production of limited quantities of its products. The Company believes that it has the capacity to manufacture a sufficient number of Excimer Systems to satisfy demand. The Company also has the manufacturing space to produce Excimer Systems in much greater volumes; however, any significant increase in manufacturing capacity will require the hiring and training of qualified manufacturing personnel.

         Lens presently leases a 38,000 square foot office/warehouse facility in the Fort Lauderdale, Florida area, under a seven-year lease expiring in August, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         Pillar Point Partners Antitrust And Patent Litigation. Pillar Point Partners, the Company, VISX and certain affiliates of the Company and VISX are presently involved in a series of patent and antitrust lawsuits which have been administratively consolidated for pretrial purposes in the United States District Court for the District of Arizona by the Federal Judicial Panel on Multidistrict Litigation ("MDL Panel"). These cases are presently pending as IN
RE: PILLAR POINT PARTNERS ANTITRUST AND PATENT LITIGATION (CIVIL ACTION NO. MDL
1202) and are described below.

         Patent Litigation. Pillar Point Partners commenced patent infringement litigation against certain ophthalmologists believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems. These actions were originally pending as PILLAR POINT PARTNERS, ET AL. V. DAVID DULANEY, ET AL. (U.S. DISTRICT COURT, DISTRICT OF ARIZONA, CIVIL ACTION NO. 96-2051PHXPGR) and PILLAR POINT PARTNERS, ET AL. V. JON G. DISHLER, ET AL. (U.S. DISTRICT COURT, DISTRICT OF COLORADO, CIVIL ACTION NO. 96-N-2351). The defendants in the Dulaney and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust and Lanham Act counterclaims.

         In July, 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Inc., Summit Partner, Inc., and Pillar Point Partners. In December, 1997, Taboada amended his complaint to include the Company as an additional defendant. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. Patent No. 5,108,388 (the " `388

Patent") which names Dr. Trokel as the inventor. The `388 Patent has been assigned to VISX and is licensed to Pillar Point Partners. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under the `388 Patent, charges defendants with infringement of the `388 Patent, alleges Lanham Act claims, and seeks monetary damages and injunctive relief. Taboada is opposing the MDL Panel's transfer of his case to the District of Arizona.

         Antitrust Litigation. In June, 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar claims and seeking substantially similar relief. Pillar Point Partners has stated that it believes these California lawsuits are without merit and is contesting the suits vigorously. Plaintiff's counsel in the Shepherd case has indicated that he intends to seek certification of the case as a class action.

         On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek compensatory damages of at least $48,585.69, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs.

         Unconsolidated Cases. Two patent infringement cases commenced by Pillar Point, one against an illegal manufacturer of homemade laser systems not licensed under the Pillar Point patents and one against an individual believed to be inducing infringement of such patents, have not been consolidated by the MDL Panel. These cases are presently pending as PILLAR POINT PARTNERS, ET AL. V. JUI-TENG LIN, ET AL. (U.S. DISTRICT COURT, MIDDLE DISTRICT OF FLORIDA, CIVIL ACTION NO. 97-54-CV-ORL-22); and PILLAR POINT PARTNERS, ET AL. V. WILLIAM D. APPLER (U.S. DISTRICT COURT, DISTRICT OF COLUMBIA, CIVIL ACTION NO. 1:96CV02082). The APPLER case has been settled.

         On March 26, 1998, Janice Camp, an individual who claims to have received laser vision correction surgery, commenced a lawsuit, purporting to be a class action, against the Company and VISX in the United States District Court for the District of Massachusetts. The complaint alleges that the defendants jointly conspired to monopolize, and did monopolize, the nationwide market for the licensing of laser vision correction technology, in violation of various antitrust laws, consumer protection statutes, and the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, inter alia, treble damages, costs of suit and various forms of equitable relief. This case is presently pending as Camp v. Summit Technology, Inc. and VISX, Inc., United States District Court, District of Massachusetts, Case No. 98CV10544DPW. The Company is presently studying the complaint, which was served on the Company on March 27, 1998.

         In October, 1996, Autonomous Technologies Corporation ("ATC") sued Pillar Point Partners, the Company and VISX (and certain affiliates of the Company and VISX) in the Federal District Court for the District of Delaware. In this action, Autonomous seeks, INTER ALIA, a declaratory judgment that it does not infringe a certain United States Patent held by Pillar Point Partners, or, alternatively, a judgment ordering that all U.S. patents held by Pillar Point Partners, together with their foreign counterparts, be deemed unenforceable and/or be licensed to Autonomous.

         German Patent Litigation. On August 3, 1995, a German court determined that the Schwind Keratom ophthalmic excimer laser system distributed by Coherent, and the Chiron Technolas Keracor 116 ophthalmic excimer laser system distributed by Chiron Technolas, infringe the German counterpart of the Azema Patent. The court has entered cease and desist orders against Schwind and Chiron Technolas and has ordered them to pay damages to the Company for past infringements. Both the Schwind and Chiron Technolas excimer laser systems are manufactured in Germany. On September 5, 1995, the Company posted the requisite bond in Germany to enforce the injunction issued against Chiron Technolas by the German court, as a result of which Chiron Technolas is now prohibited from manufacturing, selling or using its Keracor 116 ophthalmic excimer laser systems in Germany, where its production facility is located. Chiron Technolas and Schwind appealed the judgment. On October 17, 1996, Schwind agreed to dismiss its appeal and pay the Company 1.23 million German marks (approximately $800,000) in satisfaction of the Company's judgment. On November 24, 1997, Chiron Technolas agreed to dismiss its appeal and pay the Company $1,375,000 in satisfaction of the Company's judgment.

         VISX Royalty Action. On August 28, 1996, an affiliate of VISX, purporting to act on behalf of Pillar Point Partners, commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. The suit alleges that the Company owes equipment royalties to Pillar Point Partners of not less than $4.5 million together with interest, costs and attorneys' fees. The Company denies these allegations and is contesting them vigorously. However, there can be no assurance that the lawsuit will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the results of operations of the Company in the period in which it occurs.

        FTC Proceedings. On March 24, 1998, the Federal Trade Commission ("FTC") commenced an administrative enforcement proceeding against the Company and VISX alleging antitrust violations in connection with Pillar Point Partners' patent arrangements. The FTC also alleged that certain of the patents licensed by VISX to Pillar Point were fraudulently obtained by VISX. The FTC has not, however, challenged the validity of any of the Company's patents. The FTC is seeking, inter alia, an order, dissolving Pillar Point Partners, requiring the Company and VISX to allow their users to withdraw from their license agreements with the Company and VISX and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. The FTC does not seek monetary damages. This action is presently pending before the FTC as In the Matter of Summit Technology, Inc., a Corporation, and VISX, Inc., a corporation, Docket No. 9286. The Company believes that the FTC's antitrust allegations are without merit and intends to contest them. However, there can be no assurance that this action will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse affect on the Company.

         Seriani Litigation. On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act - the Florida civil RICO statute - based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

         Lens Express Employee Litigation. On or about February, 1997, a former employee allegedly filed an administrative complaint with the Florida Commission on Human Relations against Lens and a former employee of Lens, alleging sexual discrimination and harassment by the former employee, retaliatory demotion, and constructive discharge. On or about May, 1997, a current employee filed an administrative complaint with the same Florida agency, also alleging sexual discrimination and harassment by the same former employee. The Florida Commission referred both complaints to the U.S. Equal Employment Opportunity Commission for investigation. No investigations were completed before each complainant, represented by the same counsel, sued Lens and the former employee in Florida Circuit Court on or about September, 1997. Each complaint alleges sexual discrimination and harassment under the Florida Civil Rights Act and various other state common law claims; the former employee also alleges retaliatory demotion under the Florida Civil Rights Act. Each plaintiff seeks a court order prohibiting such alleged discrimination as well as unspecified compensatory and punitive damages. Lens has answered each complaint, denying the allegations. While Lens believes the claims to be without merit, there can be no assurance that it will prevail in either litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

         Lens Express Woodstock Litigation. On or about April, 1997, three current and two former employees sued Lens, ten employees and four former employees, alleging racial discrimination under 42 USC ss. 1981. The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, lost wages and a court order declaring the alleged conduct unlawful. Lens and the current employees have denied the allegations; the former employees apparently have never been served with the complaint. After the Court sua sponte dismissed the complaint for improper pleading and Lens moved to dismiss the second amended complaint, plaintiffs filed a third amended complaint, which alleges the same causes of action. This case is presently pending as Woodstock, et al. v. Lens Express, Inc., et al., In the United States District Court for the Southern District of Florida, Case No. 97-6529-Civ-Hurley. Lens intends to move to dismiss the third amended complaint as well. While Lens believes the claims to be without merit, there can be no assurance that it will prevail. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

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

         Lens Express Action. Certain former shareholders of Lens (the "Lens Shareholders") commenced an action against the Company in the United States District Court for the Southern District of Florida captioned GOLAN ET AL. V. SUMMIT TECHNOLOGY, et al., Case No. 97-6589-Ferguson, alleging causes of action under Section 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the common law. The Complaint alleges that material misrepresentations and non-disclosures by the Company caused the Lens Shareholders to enter into a Merger Agreement with the Company, pursuant to which the Company acquired all of the outstanding shares of common stock of Lens Express and that the Company breached the Merger Agreement by failing to disclose alleged material adverse financial information about the Company and by failing to take actions which the Lens Shareholders allege was necessary to make the shares of Summit stock they received in the merger tradeable in the stock market. Plaintiffs ask that the Merger Agreement be rescinded, that Lens Express be restored to them and that they be awarded unspecified compensatory and punitive damages, interest, costs and expenses. By order of the MDL Panel dated October 9, 1997, the action was transferred to the District of Massachusetts and consolidated for pretrial purposes with the Securities Litigation.

         The Company believes that the allegations in the Complaint are without merit, and it intends to defend the action vigorously. There can be no assurance that the Company will ultimately prevail in the action, or that the action will not have a material adverse effect on the Company.

         VISX LASIK Action. On November 12, 1997, VISX commenced a lawsuit against the Company and Pillar Point Partners in the Santa Clara, California Superior Court seeking a declaratory judgment that VISX was not obligated to pay royalties to Pillar Point for LASIK procedures performed using VISX equipment. VISX claims no royalties are due for these procedures because VISX has not received pre-market approval from the FDA to market its devices for LASIK. The Company disagrees with VISX's position and has brought a countersuit on behalf of itself and Pillar Point Partners to recover the royalties which it alleges VISX is wrongfully withholding. The Company believes that if it prevails in its counterclaim, applicable provisions of the Pillar Point agreements mandate that all royalties recovered from VISX will be allocated 100% to the Company rather than divided between VISX and the Company. In response to the Company's counterclaim, VISX has asserted a further claim that the Company's sales activities dating to 1992 constituted unfair and deceptive trade practices. The Company believes VISX's countersuit is wholly without merit and will contest it vigorously.

         VISX Dissolution Action. On February 17, 1998, an affiliate of VISX commenced an action in the Santa Clara California Superior Court against an affiliate of the Company seeking an order dissolving Pillar Point Partners and appointment of a receiver to wind up its affairs. The Company and its affiliate have counterclaimed, alleging that the VISX action violates the prohibition against voluntary dissolution set forth in the Pillar Point agreements. The VISX complaint and the Company's answer and counterclaim have been filed under seal. The Company believes that if it prevails on its counterclaims, applicable provisions of the Pillar Point agreements will entitle it to obtain sole rights to all of Pillar Point's patents and other assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the fourth quarter of 1997.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The Company's Common Stock $.01 par value ("Common Stock") is traded on the NASDAQ National Market System, under the symbol "BEAM." The following chart sets forth the high and low closing price for the Common Stock during the indicated periods.

                              High                Low
---------------------------------------------------------
1997

      First quarter          $ 8.88             $ 6.13
      Second quarter           7.69               5.50
      Third quarter            7.63               6.19
      Fourth quarter          10.00               4.38


1996

      First quarter          $34.88             $23.63
      Second quarter          23.63              14.00
      Third quarter           14.50               5.25
      Fourth quarter           8.75               4.50


        The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. The closing price of the Common Stock on February 28, 1998 was $5.44. On February 28, 1998, the Common Stock was held of record by 2,866 persons and entities, including significant amounts of stock held in "street name".


ITEM 6.  SELECTED FINANCIAL DATA


(in thousands, except for per share amounts)
YEARS ENDED DECEMBER 31                      1997           1996            1995           1994            1993
------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS DATA
 Net revenues                               $ 88,791       $ 80,477        $ 95,898       $ 71,468        $ 68,549

 Income (loss) from continuing
     operations                                1,503        (13,491)          1,575        (14,433)         (6,487)

 Income (loss) per share
      from continuing operations  (1)       $    .05       $   (.44)       $    .06       $   (.55)       $   (.26)

 Weighted average number of
  common shares outstanding       (1)         31,182         30,956          27,674         26,375          25,087






(1) All per share data and weighted average share amounts have been restated to reflect the 3-for-2 stock dividend with a payment date of December 1, 1995. All per share amounts are the same for both basic and diluted earnings (loss) per share.


BALANCE SHEET DATA
 Working capital                 $ 67,895      $ 73,085      $108,374       $23,560       $28,830

 Total assets                     115,103       133,660       161,661        54,288        55,230

 Long-term debt,
    less current maturities         6,330        11,472           537           503           400

 Stockholders' equity              88,987       101,947       138,239        38,692        42,611


         Selected Financial Data for 1995-1993 has been restated to reflect the acquisition of Lens Express which has been accounted for as a pooling of interests and the divestiture of the Company's vision center business which has been reported as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of (i) manufacturing, selling and servicing laser systems and related products to correct vision disorders; (ii) collecting per procedure royalties from users of its systems and participating in per procedure royalties from its ownership in Pillar Point Partners ("Pillar Point Partners"), a partnership jointly formed by the Company and VISX, Incorporated ("VISX") in 1992; and (iii) selling contact lenses and related products by mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens"), which the Company acquired on May 15, 1996. On August 18, 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc. ("RCII") to LCA-Vision Inc. ("LCA") for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's vision center business, which was accounted for as a discontinued operation in 1996.

         The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.

RESULTS OF OPERATIONS

1997 AS COMPARED WITH 1996

         Revenues: Revenues in 1997 increased 10% to $88.8 million from $80.5 million in 1996, primarily as a result of increased revenues from royalties, service and other revenues. Royalties, service and other revenues increased 65% from $21.0 million in 1996 to $34.6 million in 1997. In 1997, sales of laser systems decreased to $7.6 million from $11.5 million in 1996, a 34% decrease. Sales of contact lenses and related products decreased slightly to $46.6 million in 1997 from $48.0 million in 1996.

Cost Of Revenues: Cost of revenues as a percentage of revenues decreased to 63% in 1997 from 78% in 1996. This decrease was primarily attributable to lower costs of revenues associated with royalty revenues and leasing programs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for 1997 decreased 10% to $23.2 million from $25.6 million for 1996. This decrease reflects lower spending in both sales and marketing as well as general and administrative costs. Selling, general and administrative expenses as a percentage of revenues were 26% and 32% in 1997 and 1996, respectively.

Research and Development Expenses: Research and development expenses for 1997 increased 5% to $6.2 million from $5.9 million for 1996. This increase was primarily related to increased spending on the Company's regulatory efforts.


Legal Expenses: Legal expenses were $4.3 million in 1997 and $5.2 million in 1996. In 1997, the Company recorded a $4.7 million reduction in legal expenses resulting from the settlement of patent litigations and recovery of certain legal costs due from the Company's insurance carrier. Legal expense in 1996 were offset by a $.8 million settlement of a patent litigation. Legal expenses in 1997 and 1996 were primarily related to patent litigation initiated by the Company and/or Pillar Point Partners to defend its intellectual property, in defense of Pillar Point Partners and in defense of shareholder litigation.

Discontinued Operations: In January 1997, the Company announced its plan to discontinue its Vision Center business owned and operated by Refractive Centers International, Inc., (RCII) a wholly owned subsidiary of the Company. Accordingly, the results of operations for this business were classified as discontinued operations as of December 31, 1996. On August 18, 1997, the Company sold RCII to LCA-Vision Inc. (LCA) in exchange for 16,164,361 newly issued shares of LCA common stock. On December 29, 1997, the Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. A dividend of one share of common stock of LCA was issued for every
3.5 (approximate) shares of the Company's common stock outstanding. The remaining shares, which represent approximately 19.5 percent of LCA's outstanding shares, will be held by the Company and may not sold prior to May 17, 1998. Accordingly, these shares have been classified as a long-term investment.

Net Income (Loss): Income from continuing operations for 1997 was $1.5 million, or $.05 per share, as compared to a loss from continuing operations of $13.5 million, or $.44 per share, for 1996. The increase in income from continuing operations is primarily attributable to increased revenues and lower operating expenses. In 1997, the sale of the discontinued operation resulted in a net gain of $10.7 million, which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. Losses from discontinued operations for 1997 were $3.3 million, or $.11 per share, as compared to $23.4 million, or $.75 per share for 1996. Net income for 1997 was $8.9 million, or $.28 per share, as compared to a net loss of $36.9 million, or $1.19 per share for 1996. All per share amounts are the same for both basic and diluted earnings (loss) per share.

Income Taxes: Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $20.6 million as of December 31, 1997.


1996 AS COMPARED WITH 1995

Revenues: Revenues in 1996 decreased 16% to $80.5 million from $95.9 million in 1995. This decrease was primarily attributable to lower sales of laser systems and a decrease in the average selling price of laser systems. Sales of laser systems were $11.5 million in 1996 compared to $37.8 million in 1995. This decrease in system sales was offset in part by an increase in royalties, service and other revenues. Royalties, service and other revenues increased to $21.0 million in 1996 from $6.5 million in 1995. During 1996 the Company introduced several per procedure leasing programs, revenue from which will be recognized over the lease term.

Cost of revenues: Cost of revenues as a percentage of revenues increased to 78% in 1996 from 64% in 1995. The increase in cost of revenues as a percentage of revenues was attributable to unabsorbed fixed overheads due to lower sales of laser systems and the lower average selling price of laser systems. These increases were partially offset by lower cost of revenues as a percentage of revenues associated with per procedure royalties.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for 1996 decreased 1% to $25.6 million from $25.8 million for 1995. Lower spending in selling, general and administrative costs was offset in part by one-time costs incurred in the acquisition of Lens Express, Inc.

Research and Development Expenses: Research and Development expenses for 1996 increased 6% to $5.9 million from $5.6 million for 1995. This increase was primarily related to increased spending on the Company's regulatory efforts.

Legal Expenses: Legal expenses for 1996 increased to $5.2 million from $2.3 million for 1995. This increase is primarily related to patent litigation initiated by the Company and/or Pillar Point Partners to defend its intellectual property, in defense of Pillar Point Partners and in defense of shareholder litigation.

Net Income (Loss): The loss from continuing operations for 1996 was $13.5 million, or $.44 per share, as compared to income from continuing operations of $1.6 million, or $.06 per share for 1995. The loss for 1996 was primarily due to lower revenues and higher legal expenses. The loss from discontinued operations for 1996 increased to $23.4 million, or $.75 per share from $4.5 million, or $.17 per share, for 1995. The net loss for 1996 was $36.9 million, or $1.19 per share and $3.0 million, or $.11 per share for 1995. All per share amounts are the same for both basic and diluted earnings (loss) per share.

Income Taxes: Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of approximately $19.7 million as of December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements have been met through external debt and equity financing. As of December 31, 1997, the Company's cash and cash equivalent balances and short and long-term investments increased to $74.1 million from $72.1 million as of December 31, 1996. Shares of LCA common stock valued at $8.1 million were included in long-term investments as of December 31, 1997. Working capital decreased to $67.9 million as of December 31, 1997 from $73.1 million as of December 31, 1996. In 1997, net cash used by operating activities of $10.8 million resulted primarily from net cash used by discontinued operations of $14.7 million. In 1996, net cash used by operating activities of $28.0 million resulted primarily from the net loss of $36.9 million. Excluding the gain on sale of discontinued operations, net income before depreciation and amortization was $1.5 million in 1997 compared to a net loss before depreciation and amortization of $33.3 million for 1996.

         In 1997, net cash provided by investing activities of $5.1 million resulted primarily from investing activities of discontinued operations of $9.9 million offset by a net increase in short and long-term investments of $4.2 million and capital expenditures of $1.8 million. In 1996, net cash used by investing activities of $14.9 million resulted primarily from investing activities of discontinued operations of $16.4 million and capital expenditures of $5.6 million offset by a decrease in short and long-term investments of $7.0 million.

         In 1997, net cash used by financing activities of $4.6 million were primarily attributable to net repayments of long-term debt of $5.2 million. In 1996, net cash provided by financing activities of $12.6 million were primarily attributable to net proceeds from the issuance long-term debt of $13.0 million.

         In March 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At December 31, 1997, the Company had no borrowings under this facility. Also in March 1996, the Company's then wholly owned subsidiary, RCII, obtained a $20.0 million unsecured term loan, which was guaranteed by the Company. In July 1997, the Company and RCII entered into a Loan Modification Agreement with their lenders pursuant to which, inter alia, RCII was released from liability and the Company became the principal obligor under the term loan. At December 31, 1997, $11.3 million of borrowings were outstanding under this loan. This obligation is included in the Company's consolidated balance sheet as of December 31, 1997.

New Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full-set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. Both statements, which are effective for the Company in its year ending December 31, 1998, are not expected to have a material impact on the Company's financial position or results of operations.

Year 2000

        The Year 2000 issue is the result of computer programs that are not able to differentiate between the year 1900 and the year 2000 because they were written using two digits instead of four digits to define the applicable year. A review of the Company's computer systems has been performed to identify the systems and software that could be affected by this issue. The Company currently believes that with the conversion to new software and modifications to existing systems, the Year 2000 problem will not pose a significant operational problem to the Company. However, there can be no assurance that the Company will not experience unexpected costs and delays in achieving Year 2000 compliance for its computer systems, which could result in a material adverse effect on the operations and financial postion of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             SUMMIT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Independent Auditors' Report .......................................       F-2

Consolidated Balance Sheet as of December 31, 1997 and 1996.........       F-3

Consolidated Statement of Operations for the Years Ended
 December 31, 1997, 1996 and 1995 ..................................       F-4

Consolidated Statement of Changes in Stockholders' Equity
 for the Years Ended December 31, 1997, 1996 and 1995 ..............       F-5

Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995 ..................................       F-6

Notes to Consolidated Financial Statements .........................       F-7


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Summit Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Summit Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Technology, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP
                                                           KPMG Peat Marwick LLP


Boston, Massachusetts
March 6, 1998, except as to Note 10, which is as of March 27, 1998

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       DECEMBER 31,
                                                               -------------------------
                                                                 1997             1996
                                                               --------         --------
                               ASSETS

Current assets:
    Cash and cash equivalents                                  $ 33,720        $ 44,013
    Short-term investments (Note 15)                             26,770          19,393
    Receivables, net of allowances of $758 in
      1997 and $897 in 1996                                       8,896           8,553
    Inventories (Note 4)                                         14,494          15,848
    Prepaid expenses and other current assets                     2,533           2,222
    Due from related party (Note 13)                                  4           1,726
    Restricted cash                                               1,264           1,502
                                                               --------        --------
              Total current assets                               87,681          93,257

Long-term investments (Note 15)                                  13,583           8,718
Property and equipment, net (Note 5)                              8,593           9,381
Patents, net (Note 6)                                             4,769           6,747
Other assets                                                        477             529
Net assets held for discontinued operations (Note 3)                  -          15,028
                                                               --------        --------
              TOTAL ASSETS                                     $115,103        $133,660
                                                               ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $  4,482        $  3,771
    Accrued expenses (Note 7)                                     7,197           5,974
    Current maturities of long-term debt (Note 8)                 5,142           5,246
    Deferred revenue                                              2,937           3,634
    Due to related party (Note 13)                                   28           1,547
                                                               --------        --------
              Total current liabilities                          19,786          20,172
Long-term debt, less current maturities (Note 8)                  6,330          11,472
Deferred taxes                                                        -              69
                                                               --------        --------
              Total liabilities                                  26,116          31,713
                                                               --------        --------
Stockholders' equity (Note 9):
    Preferred stock, $.01 par value.
     Authorized 5,000,000 shares                                      -               -
    Common stock, $.01 par value. Authorized
     60,000,000 shares; Issued 31,299,803 shares
     in 1997 and 31,024,709 in 1996                                 313             311
    Additional paid-in capital                                  153,982         170,983
    Accumulated deficit                                         (60,313)         (69,187)
                                                               --------        --------
                                                                 93,982         102,107

    Net unrealized loss on investment (Note 15)                  (4,835)              -

    Treasury stock, at cost, 6,125 shares in 1997
      and 1996                                                     (160)           (160)
                                                               --------        --------
              Total stockholders' equity                         88,987         101,947
                                                               --------        --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $115,103        $133,660
                                                               ========        ========

          See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                 1997           1996           1995
                                                             -----------     ----------     -----------

Net revenues:
       Systems                                               $     7,589      $   11,484      $  37,834
       Royalties, service and other                               34,627          21,030          6,477
       Contact lens and related products                          46,575          47,963         51,587
                                                             -----------      ----------      ----------
       Total net revenues                                         88,791          80,477         95,898

Cost of revenues                                                  55,902         62,438          61,358
                                                             -----------     ----------     -----------
Gross profit                                                      32,889         18,039          34,540
                                                             -----------     ----------     -----------
Operating expenses:
       Selling, general and administrative expenses               23,194         25,636          25,781
       Research and development expenses                           6,213          5,892           5,579
       Legal expenses                                              4,255          5,175           2,295
                                                             -----------     ----------     -----------
       Total operating expenses                                   33,662         36,703          33,655
                                                             -----------     ----------     -----------
Operating income (loss) from continuing operations                 (773)        (18,664)            885

Other income                                                       2,413          5,217           1,467
                                                             -----------     -----------    -----------
Income (loss) from continuing operations
       before provision for income taxes                           1,640        (13,447)          2,352
Provision for income taxes                                           137             44             777
                                                             -----------     -----------    -----------

Income (loss) from continuing operations                           1,503        (13,491)          1,575
Gain on sale of discontinued operations                           10,711              -               -
Loss from discontinued operations                                (3,340)        (23,366)         (4,542)
                                                             -----------     -----------    -----------

Net income (loss)                                            $     8,874     $  (36,857)    $    (2,967)
                                                             ===========     ===========    ===========


Basic and diluted earnings (loss) per share
-------------------------------------------
Income (loss) per share from continuing operations           $      0.05     $    (0.44)    $      0.06
Gain per share on sale of discontinued operations                   0.34              -               -
Loss per share from discontinued operations                        (0.11)         (0.75)          (0.17)
                                                             -----------     ----------     -----------

Net income (loss) per share                                  $      0.28     $    (1.19)    $      0.11)
                                                             ===========     ==========     ===========

Weighted average number of common shares outstanding              31,182         30,956          27,674



          See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                  PREFERRED STOCK       COMMON STOCK       ADDITIONAL                 NET UNREALIZED
                                ------------------    ------------------    PAID-IN     ACCUMULATED      LOSS ON
                                SHARES   PAR VALUE    SHARES   PAR VALUE    CAPITAL      DEFICIT        INVESTMENT
                                ------   ---------    ------   ---------   ----------  ------------   --------------

Balance at
  December 31, 1994                 -       $   -     26,895      $269     $ 67,839     $(29,363)         $     -
Sale of common stock,
  net of issuance costs             -           -      3,795        38       99,819            -
Exercise of stock options           -           -        243         2        2,716            -
Other shares issued                 -           -          2         -           18            -
Net loss                            -           -          -         -            -       (2,967)
                                 ----       -----     ------      ----     --------     --------          -------
Balance at
  December 31, 1995                 -           -     30,935       309      170,392      (32,330)               -

Exercise of stock options           -           -         85         1          507            -
Other shares issued                                        5         1           84            -
Net loss                            -           -          -         -            -      (36,857)
                                 ----       -----     ------      ----     --------     --------          -------
Balance at
  December 31, 1996                 -           -     31,025       311      170,983      (69,187)               -

Exercise of stock options           -           -         40         -          214            -
Other shares issued                 -           -        235         2          335            -
Dividend                            -           -          -         -      (17,550)           -
Net unrealized loss
  on investment                     -           -          -         -            -            -           (4,835)
Net income                          -           -          -         -            -        8,874
                                 ----       -----     ------      ----     --------     --------          -------
Balance at
  December 31, 1997                 -       $   -     31,300      $313     $153,982     $(60,313)         $(4,835)
                                 ====       =====     ======      ====     ========     ========          =======


                                    TREASURY STOCK         TOTAL
                                --------------------   SHAREHOLDERS'
                                  SHARES   AT COST        EQUITY
                                --------------------   -------------

Balance at
  December 31, 1994                2          $ (43)     $ 38,702
Sale of common stock,
  net of issuance costs            -              -        99,857
Exercise of stock options          3            (89)        2,629
Other shares issued                -              -            18
Net loss                           -              -        (2,967)
                                ----          -----      --------
Balance at
  December 31, 1995                5           (132)      138,239

Exercise of stock options          1            (28)          480
Other shares issued                -              -            85
Net loss                           -              -       (36,857)
                                ----          -----      --------
Balance at
  December 31, 1996                6           (160)      101,947

Exercise of stock options          -              -           214
Other shares issued                -              -           337
Dividend                           -              -       (17,550)
Net unrealized loss
  on investment                                            (4,835)
Net income                         -              -         8,874
                                ----          -----      --------
Balance at
  December 31, 1997                6          $(160)     $ 88,987
                                ====          =====      ========


          See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                      YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                              1997             1996             1995
                                                           ----------       ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $   8,874        $ (36,857)       $  (2,967)
   Gain on sale of discontinued operations                   (10,711)               -                -
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
     Depreciation and amortization                             3,301            3,605            2,437
     Recovery for losses on accounts receivables                (139)             (78)             (75)
     Changes in operating assets and liabilities:
         Receivables                                            (204)           7,671           (5,991)
         Inventories                                           1,354             (145)          (6,119)
         Prepaid expenses and other current assets                79             (844)            (240)
         Accounts payable                                        711           (2,603)           1,667
         Accrued expenses                                      1,083           (3,314)           2,772
         Deferred revenue                                       (697)             209              279
         Related party, net                                      203             (524)             345
     Operating activities of discontinued operations         (14,653)           4,858              117
                                                           ---------        ---------        ---------
Net cash used by operating activities                        (10,799)         (28,022)          (7,775)
                                                           ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in short-term investments            (7,377)           2,214          (13,112)
     (Increase) decrease in long-term investments              3,195            4,813          (13,531)
     Additions to property and equipment                      (1,834)          (5,642)          (2,591)
     Purchase of patents and application costs                     -             (553)            (245)
     (Increase) decrease in restricted cash                      238               33           (1,535)
     Other                                                       892              666            1,656
     Investing activities of discontinued operations           9,948          (16,403)          (2,188)
                                                           ---------        ---------        ---------
Net cash provided (used) by investing activities               5,062          (14,872)         (31,546)
                                                           ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) of long-term debt              (5,246)          13,033            2,792
     Proceeds from sale of common stock                            -                -           99,857
     Proceeds from exercise of stock options                     214              480            2,629
     Proceeds from other shares issued                           337               85               18
     Financing activities of discontinued operations             139             (994)            (259)
                                                           ---------        ---------        ---------
Net cash provided (used) by financing activities              (4,556)          12,604          105,037
                                                           ---------        ---------        ---------

Increase (decrease) in cash and cash equivalents             (10,293)         (30,290)          65,716

Cash and cash equivalents at beginning of period              44,013           74,303            8,587
                                                           ---------        ---------        ---------

Cash and cash equivalents at end of period                 $  33,720        $  44,013        $  74,303
                                                           =========        =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                              $   1,108        $     272        $     427
Income taxes paid                                          $     106        $      57        $     863


          See accompanying notes to consolidated financial statements.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


1. NATURE OF  BUSINESS

         Summit Technology, Inc. and subsidiaries (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also collects per procedure royalties from users of its systems and participates in per procedure royalties payable to Pillar Point Partners, a partnership, formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly-owned subsidiary, Lens Express, Inc., the Company primarily sells contact lenses and related products.


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

Revenue Recognition
         The Company recognizes revenue on product sales when the products are shipped and the customer takes ownership. The Company records any advance payments for products or services as deferred revenue. The Company accrues the cost of warranty and product upgrade obligations when the product is shipped. The Company recognizes service contract revenue ratably over the length of the contract. The Company recognizes revenue under laser equipment operating leases per the terms of the contract. The Company recognizes revenue on the sale of contact lenses and related products upon shipment. The Company recognizes per procedure royalty revenue and its payment obligation to Pillar Point Partners upon shipment of Omnicards to its customers. Omnicards are required to perform laser vision correction procedures with the Company's equipment in the U.S. The Company recognizes revenue resulting from its share of VISX per procedure fees upon allocation from Pillar Point Partners (see Note 13).

Cash Equivalents
         Cash equivalents consist of certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Short and Long-term Investments
         Short-term investments consist of investments that will mature within twelve months of the balance sheet date. Long-term investments consist primarily of investments that will mature greater than twelve months from the balance sheet date. The Company considers its investments as available-for-sale and carries the investments at market, which approximates cost plus accrued interest. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. These investments primarily consist of U.S. Government Securities, mortgage-backed securities, equity securities and investment grade corporate bonds.

Financial Instruments

         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these items. The fair market value of long term debt approximates the carrying value due to the floating interest rate.

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

Inventories
         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.

Property and Equipment
         Property and equipment is stated at cost. Property and equipment under capital leases is stated at the lower of the present value of future minimum lease payments or fair market value at the beginning of the lease term. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Amortization on property and equipment held under capital leases and leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Patents and Organization costs
         Patents consist of patents and patent application costs. Patents are amortized over the patent's economic life using the straight-line method. Other assets include deposits, organization costs, and long-term receivables. Organization costs are amortized over five years using the straight-line method.

Income taxes
         Deferred tax assets and liabilities have been established for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. These deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using currently enacted tax rates that are expected to be in effect during the years in which the differences are anticipated to reverse. Deferred tax provision (benefit) represents the change in the deferred tax asset balance. Tax credits are treated as reductions of income taxes in the year in which the credits become available for income tax purposes.

Foreign Currency Translation
         Assets, liabilities and expenses related to foreign operations are remeasured in U.S. dollars at the appropriate exchange rates. Gains and losses resulting from remeasurement are included in other income and expense.

Advertising Expense
         The Company expenses the production costs of advertising when the advertising takes place. For the years ended December 31, 1997, 1996 and 1995 the Company expensed $3,683, $6,346 and $4,126, respectively.

Stock Based Compensation
         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity. Future operations of the Company may be impacted by the various legal proceedings related to the patents associated with the Company's product discussed in Note 10.

Net Income (loss) Per Share
         The Company adopted the provisions of SFAS No. 128, Earnings per Share, effective for fiscal 1997. This Statement requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. The number of shares used to compute basic earnings (loss) per share were (in thousands) 31,182 in 1997, 30,956 in 1996 and 27,674 in 1995. Diluted earnings (loss) per share includes the effect of all dilutive potential common shares that were outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income
(loss) by the weighted-average number of common shares and dilutive securities. The number of shares used to compute diluted earnings (loss) per share were (in thousands) 31,373 in 1997 and 28,097 in 1995. Diluted loss per share was not reported in 1996 because the results produce an antidilutive result. Prior year earnings per share amounts have been restated to conform to the provisions of this Statement. All per share amounts for 1997 and 1995 are the same for both basic and diluted earnings (loss) per share.

Reclassifications and Restatement
         Certain prior year information has been reclassified to conform with current year presentation of data.

3. DISCONTINUED OPERATIONS

         In January 1997, the Company announced its plan to discontinue its Vision Center business owned and operated by Refractive Centers International, Inc., (RCII) a wholly owned subsidiary of the Company. Accordingly, the results of operations for this business were classified as discontinued operations at December 31, 1996. At December 31, 1996, the net assets held for discontinued operations of 15.0 million included $10.0 million of short-term investments allocated to RCII, $8.1 million of net property and equipment and a $4.6 million provision for operating losses during the phase-out period.

         On August 18, 1997, the Company sold RCII to LCA-Vision Inc. (LCA) in exchange for 16,164,361 newly issued shares of LCA common stock. The sale of the discontinued operation resulted in a net gain of $10.7 million, which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. On December 29, 1997, the Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. A dividend of one share of common stock of LCA was issued for every
3.5 (approximate) shares of the Company's common stock outstanding. The remaining shares, which represent approximately 19.5 percent of LCA's outstanding shares, will be held by the Company and may not sold prior to May 17, 1998. Accordingly, the remaining shares have been classified as a long-term investment. The operating loss from discontinued operations for the year ended December 31, 1997, 1996 and 1995 was $3.3 million, $23.4 million, $4.5 million, respectively.

4. INVENTORIES

         Inventories consist of the following:

                                            DECEMBER 31,
                                      ---------------------
                                        1997         1996
                                      --------     --------
Raw materials and subassemblies       $ 3,195       $ 2,243
Work in process                         2,147           728
Finished goods                          9,152        12,877
                                      --------      -------
     Total                            $14,494       $15,848
                                      ========      =======


5. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                            DECEMBER 31,
                                      ---------------------
                                        1997         1996
                                      --------      --------
Leasehold improvements                 $ 1,611       $ 1,625
Manufacturing and test equipment         8,360         8,552
Furniture, fixtures and office
 equipment                               6,896         6,455
Laser equipment held for leases          5,093         3,494
                                       -------       -------
                                        21,960        20,126
Less accumulated depreciation           13,367        10,745
                                       -------       -------
     Net property and equipment        $ 8,593       $ 9,381
                                       =======       =======


Laser equipment held for leases is held under operating leases with customers. Accumulated depreciation on such leased equipment as of December 31, 1997 and 1996 was $2.0 million and $1.0 million, respectively. At December 31, 1997, $2.4 million of future minimum lease payments were due to the Company pursuant to its operating lease agreements.

6. PATENTS

         Patents consist of the following:

                                                         DECEMBER 31,
                                                    ---------------------
                                                      1997          1996
                                                    -------       -------
             Patents                                $ 6,617       $ 7,934
             Less accumulated amortization            1,848         1,187
                                                    -------       -------
                   Net patents                      $ 4,769       $ 6,747
                                                    =======       =======


7. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                         DECEMBER 31,
                                                    ---------------------
                                                      1997          1996
                                                    -------       -------
             Accrued payroll and vacation           $ 1,427       $ 1,115
             Accrued warranty costs                     342           932
             Other accrued expenses                   3,575         3,927
             Accrued costs related to sale
               of  discontinued operations            1,853             -
                                                    -------        ------
               Total                                $ 7,197        $5,974
                                                    =======        ======

8. FINANCING AND LEASING ARRANGEMENTS

Leases
         Capital lease obligations consist of amounts due under equipment lease agreements. At December 31, 1997, the cost and accumulated depreciation of the related equipment was $1,299 and $689, respectively. The Company leases its office and manufacturing facilities in the U.S. under operating leases expiring in 2000. The Company leases an office and manufacturing facility in Ireland under an operating lease expiring in 2026. Rent expense was approximately $751, $898 and $655 for the years ended December 31, 1997, 1996, and 1995, respectively.

Financing Arrangements
         In March 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At December 31, 1997, the Company had no borrowings under this facility. Also in March 1996, the Company's then wholly-owned subsidiary, RCII, obtained a $20.0 million unsecured term loan, which was guaranteed by the Company. In July 1997, the Company and RCII entered into a Loan Modification Agreement with their lenders pursuant to which, inter alia, RCII was released from liability and the Company became the principal obligor under the term loan. At December 31, 1997, $11.3 million of borrowings were outstanding under this loan and the interest rate was 8.5%.

         At December 31, 1997, future payments of long term debt and capital leases and minimum rental payments under noncancellable operating leases of continuing operations were as follows:


                                               LONG TERM DEBT     CAPITAL LEASES     OPERATING LEASES
                                               --------------     --------------     ----------------
Year ending December 31:
  1998                                            $ 5,000            $   160            $   864
  1999                                              5,000                 74                675
  2000                                              1,250                 12                410
  2001                                                  -                  -                136
  2002                                                  -                  -                136
  Thereafter                                            -                  -              3,316
                                                  -------            -------            -------
Minimum future debt payments                       11,250                246            $ 5,537
Less amounts representing interest                      -                 24            =======
                                                  -------            -------
Present value of minimum future debt
payments                                           11,250                222
Less current maturities of long term debt           5,000                142
                                                  -------            -------
Long term debt, less current maturities           $ 6,250            $    80
                                                  =======            =======


9. STOCKHOLDERS' EQUITY

Common and Preferred Stock
         The Company has authorized 5,000,000 shares of preferred stock at $.01 par value and 60,000,000 shares of common stock at $.01 par value. The terms and conditions of the preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are in fact issued by the Company.

Stock Option Plans
         In March 1987, the Company adopted a Stock Option Plan (the "1987 Plan") which permitted the Company to grant both incentive and nonincentive stock options to employees. The 1987 Plan expired by its terms in March 1997 and the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). A total of 3,107,415 shares of Common Stock were authorized by the Board of Directors for issuance under the 1987 Plan and a total of 1,500,000 shares have been authorized for issuance under the 1997 Plan. The 1997 Plan permits the Company to grant stock options (incentive and nonincentive) and stock appreciation rights to employees, members of the Board of Directors, consultants and advisors. Options generally vest within 3 years of grant date and must be exercised not later than 10 years from the date of grant.

         The Company also has a Stock Option Plan for Outside Directors (the "Directors' Plan") under which a total of 75,000 shares of common stock have been authorized for issuance. Options granted under the Directors' Plan vest one year from grant date and must be exercised not later than 10 years from the date of grant.

         The following table summarizes activity under all Plans for each of the three years in the period ended December 31, 1997:


                                                 NUMBER OF                         WEIGHTED AVERAGE
                                                  SHARES        PRICE PER SHARE    PRICE PER SHARE
                                                 ---------      ---------------    ----------------
Options outstanding, December 31, 1994            894,705                             $   12.13
      Options granted at market price              68,102        $19.17 - 33.75           23.31
      Options granted below market price           36,938                 20.00           20.00
      Options lapsed or canceled                  (48,356)        13.33 - 29.33           18.17
      Options exercised                          (248,314)          .67 - 22.83            9.48
                                                ---------

Options outstanding, December 31, 1995            703,075                                 14.14
      Options granted at market price             832,161         5.375 - 31.13            6.23
      Options lapsed or canceled                 (329,012)         5.38 - 33.75           17.76
      Options exercised                          (184,308)         4.33 - 22.83            7.58
                                                ---------

Options outstanding, December 31, 1996          1,021,916                                  7.72
      Options granted at market price             697,684           4.53 - 9.13            6.81
      Options lapsed or canceled                 (195,355)         5.38 - 29.33            9.25
      Options exercised                           (39,822)          5.38 - 5.50            5.39
                                                ---------                             ---------

Options outstanding, December 31, 1997          1,484,423                             $    7.16
                                                =========                             =========

         Options on 622,879 shares, 482,324 shares and 409,326 shares were exercisable under the Plans at December 31, 1997, 1996 and 1995, with a weighted exercise price per share of $7.92, $7.82 and $11.52, respectively. In addition, options on 225,000 shares, which were granted in 1989 under a separate executive stock option agreement, were exercised in 1997. The number of shares of Common Stock reserved for granting of future options under all Plans was 829,635, 210,256 and 435,287 shares at December 31, 1997, 1996 and 1995, respectively. The weighted average fair value of options granted during 1997, 1996 and 1995 was $3.94, $3.43 and $12.33 per option, respectively.


         The following table summarizes significant ranges of outstanding and exercisable options under the Plans at December 31, 1997:


                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------      ------------------------------
                                   WEIGHTED
                                    AVERAGE        WEIGHTED                        WEIGHTED
                                   REMAINING        AVERAGE                         AVERAGE
    RANGES OF          NUMBER     CONTRACTUAL      EXERCISE          NUMBER        EXERCISE
EXERCISE PRICES     OUTSTANDING      LIFE           PRICE         EXERCISABLE        PRICE
---------------     -----------      ----           -----         -----------        -----
 $4.33 to $5.38       606,728         8.2          $ 5.32           424,389         $  5.33
  5.50 to  6.50       421,456         9.4            5.78            55,766            5.62
  6.75 to 25.31       456,239         8.5           10.86           142,724           16.53

         The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                      1997          1996         1995
                      ----          ----         ----
Expected life        4 years      4 years      4 years
Interest rate        6.19%        6.18%        6.38%
Volatility           70.5%        65.3%        51.5%
Dividend yield        0%           0%           0%

         If the Company had recorded compensation costs for its stock option plans and its stock purchase plan under the provisions of SFAS 123, the pretax loss would have increased by $1.2 million, $1.5 million and $.7 million in 1997, 1996 and 1995, respectively, ($.04, $.05 and $.03 per share, respectively). The fair values of the options granted are recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Employee Stock Purchase Plan
         In May 1991, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is available to all eligible full-time employees, excluding those owning 5% or more of the Company's Common Stock. Pursuant to the Purchase Plan, employees can purchase the Company's Common Stock, at 85% of fair market value, in an amount up to 5% of the employee's wages during the semi-annual plan purchase period. Under the Plan, the Company sold 907 shares, 1,051 shares, and 2,250 shares in 1997, 1996 and 1995, respectively.

Shareholder Rights Plan
         In March 1990, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan") pursuant to which each stockholder of the Company holds one currently non-exercisable right ("Right") for each share of Common Stock beneficially held. The Rights become exercisable upon the occurrence of a "Distribution Date," whereupon the holder is entitled to purchase from the Company one-quarter of a share of Common Stock at the exercise price of $12.50, subject to adjustment. Generally, a Distribution Date occurs if (a) a person or group becomes a beneficial owner of 15% or more of the Company's outstanding shares of Common Stock without the prior approval of the Board ("Acquiring Person"), or (b) ten business days lapse following the commencement of, or announcement of an intention to make, a tender or exchange offer for the Common Stock not approved by the Board, which, if consummated, would result in a person or group becoming a beneficial owner of 15% or more of the Company's outstanding shares of Common Stock.

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

10. COMMITMENTS AND CONTINGENCIES

Commitments
         During 1991, the Irish Development Authority ("IDA") agreed to reimburse the Company up to approximately $740 for rent, training and fixed asset acquisition costs incurred in conjunction with the opening of its manufacturing facility in Cork, Ireland. The Company may be required to repay the grants if the facility is closed within eight years of the final grant drawdown. As of December 31, 1997, the Company has received approximately $574 from the IDA under these agreements.

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

Contingencies

         Pillar Point Partners Antitrust And Patent Litigation. Pillar Point Partners, the Company, VISX and certain affiliates of the Company and VISX are presently involved in a series of patent and antitrust lawsuits which have been administratively consolidated for pretrial purposes in the United States District Court for the District of Arizona by the Federal Judicial Panel on Multidistrict Litigation ("MDL Panel"). These cases are presently pending as IN
RE: PILLAR POINT PARTNERS ANTITRUST AND PATENT LITIGATION (CIVIL ACTION NO. MDL
1202) and are described below.

         Patent Litigation. Pillar Point Partners commenced patent infringement litigation against certain ophthalmologists believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems. These actions were originally pending as PILLAR POINT PARTNERS, ET AL. V. DAVID DULANEY, ET AL. (U.S. DISTRICT COURT, DISTRICT OF ARIZONA, CIVIL ACTION NO. 96-2051PHXPGR) and PILLAR POINT PARTNERS, ET AL. V. JON G. DISHLER, ET AL. (U.S. DISTRICT COURT, DISTRICT OF COLORADO, CIVIL ACTION NO. 96-N-2351). The defendants in the Dulaney and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust and Lanham Act counterclaims.

         In July, 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Inc., Summit Partner, Inc., and Pillar Point Partners. In December, 1997, Taboada amended his complaint to include the Company as an additional defendant. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. Patent No. 5,108,388 (the " `388 Patent") which names Dr. Trokel as the inventor. The `388 Patent has been assigned to VISX and is licensed to Pillar Point Partners. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under `388 Patent, charges defendants with infringement of the `388 Patent, alleges Lanham Act claims, and seeks monetary damages and injunctive relief. Taboada is opposing the MDL Panel's transfer of his case to the District of Arizona.

         Antitrust Litigation. In June, 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws. The plaintiff seeks damages of an unspecified amount, treble damages, attorneys' fees and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar claims and seeking substantially similar relief. Pillar Point Partners has stated that it believes these California lawsuits are without merit and is contesting the suits vigorously. Plaintiff's counsel in the Shephard case has indicated that he intends to seek certification of the case as a class action.

         On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek compensatory damages of at least $48,585.69, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs.

         Unconsolidated Cases. Two patent infringement cases commenced by Pillar Point, one against an illegal manufacturer of homemade laser systems not licensed under the Pillar Point patents and one against an individual believed to be inducing infringement of such patents, have not been consolidated by the MDL Panel. These cases are presently as PILLAR POINT PARTNERS, ET AL. V. JUI-TENG LIN, ET AL. (U.S. DISTRICT COURT, MIDDLE DISTRICT OF FLORIDA, CIVIL ACTION NO. 97-54-CV-ORL-22); and PILLAR POINT PARTNERS, ET AL. V. WILLIAM D. APPLER (U.S. DISTRICT COURT, DISTRICT OF COLUMBIA, CIVIL ACTION NO. 1:96CV02082). The APPLER case has been settled.

         On March 26, 1998, Janice Camp, an individual who claims to have received laser vision correction surgery, commenced a lawsuit, purporting to be a class action, against the Company and VISX in the United States District Court for the District of Massachusetts. The complaint alleges that the defendants jointly conspired to monopolize, and did monopolize, the nationwide market for the licensing of laser vision correction technology, in violation of various antitrust laws, consumer protection statutes, and the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, inter alia, treble damages, costs of suit and various forms of equitable relief. This case is presently pending as Camp v. Summit Technology, Inc. and VISX, Inc., United States District Court, District of Massachusetts, Case No. 98CV10544DPW. The Company is presently studying the complaint, which was served on the Company on March 27, 1998.

         In October, 1996, Autonomous Technologies Corporation ("ATC") sued Pillar Point Partners, the Company and VISX (and certain affiliates of the Company and VISX) in the Federal District Court for the District of Delaware. In this action, Autonomous seeks, INTER ALIA, a declaratory judgment that it does not infringe a certain United States Patent held by Pillar Point Partners, or, alternatively, a judgment ordering that all U.S. patents held by Pillar Point Partners, together with their foreign counterparts, be deemed unenforceable and/or be licensed to Autonomous.

         VISX Royalty Action. On August 28, 1996, an affiliate of VISX, purporting to act on behalf of Pillar Point Partners, commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. The suit alleges that the Company owes equipment royalties to Pillar Point Partners of not less than $4.5 million together with interest, costs and attorneys' fees. The Company denies these allegations and is contesting them vigorously. However, there can be no assurance that the lawsuit will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the results of operations of the Company in the period in which it occurs.

         FTC Proceedings. On March 24, 1998, the Federal Trade Commission ("FTC") commenced an administrative enforcement proceeding against the Company and VISX alleging antitrust violations in connection with Pillar Point Partners' patent arrangements. The FTC also alleged that certain of the patents licensed by VISX to Pillar Point were fraudulently obtained by VISX. The FTC has not, however, challenged the validity of any of the Company's patents. The FTC is seeking, inter alia, an order, dissolving Pillar Point Partners, requiring the Company and VISX to allow their users to withdraw from their license agreements with the Company and VISX and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. The FTC does not seek monetary damages. This action is presently pending before the FTC as In the Matter of Summit Technology, Inc., a Corporation, and VISX, Inc., a corporation, Docket No. 9286. The Company believes that the FTC's antitrust allegations are without merit and intends to contest them. However, there can be no assurance that this action will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse affect on the Company.

         Seriani Litigation. On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act - the Florida civil RICO statute - based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

         Lens Express Employee Litigation. On or about February, 1997, a former employee allegedly filed an administrative complaint with the Florida Commission on Human Relations against Lens and a former employee of Lens, alleging sexual discrimination and harassment by the former employee, retaliatory demotion, and constructive discharge. On or about May, 1997, a current employee filed an administrative complaint with the same Florida agency, also alleging sexual discrimination and harassment by the same former employee. The Florida Commission referred both complaints to the U.S. Equal Employment Opportunity Commission for investigation. No investigations were completed before each complainant, represented by the same counsel, sued Lens and the former employee in Florida Circuit Court on or about September, 1997. Each complaint alleges sexual discrimination and harassment under the Florida Civil Rights Act and various other state common law claims; the former employee also alleges retaliatory demotion under the Florida Civil Rights Act. Each plaintiff seeks a court order prohibiting such alleged discrimination as well as unspecified compensatory and punitive damages. Lens has answered each complaint, denying the allegations. While Lens believes the claims to be without merit, there can be no assurance that it will prevail in either litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

         Lens Express Woodstock Litigation. On or about April, 1997, three current and two former employees sued Lens, ten employees and four former employees, alleging racial discrimination under 42 USC ss. 1981. The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, lost wages and a court order declaring the alleged conduct unlawful. Lens and the other employees have denied the allegations; the former employees apparently have never been served with the complaint. After the Court sua sponte dismissed the complaint for improper pleading and Lens moved to dismiss the second amended complaint, plaintiffs filed a third amended complaint, which alleges the same causes of action. This case is presently pending as Woodstock, et al. v. Lens Express, Inc., et al., In the United States District Court for the Southern District of Florida, Case No. 97-6529-Civ-Hurley. Lens intends to move to dismiss the third amended complaint as well. While Lens believes the claims to be without merit, there can be no assurance that it will prevail. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

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

         Lens Express Action. Certain former shareholders of Lens (the "Lens Shareholders") commenced an action against the Company in the United States District Court for the Southern District of Florida captioned GOLAN ET AL. V. SUMMIT TECHNOLOGY, et al., Case No. 97-6589-Ferguson, alleging causes of action under Section 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the common law. The Complaint alleges that material misrepresentations and non-disclosures by the Company caused the Lens Shareholders to enter into a Merger Agreement with the Company, pursuant to which the Company acquired all of the outstanding shares of common stock of Lens Express and that the Company breached the Merger Agreement by failing to disclose alleged material adverse financial information about the Company and by failing to take actions which the Lens Shareholders allege was necessary to make the shares of Summit stock they received in the merger tradeable in the stock market. Plaintiffs ask that the Merger Agreement be rescinded, that Lens Express be restored to them and that they be awarded unspecified compensatory and punitive damages, interest, costs and expenses. By order of the MDL Panel dated October 9, 1997, the action was transferred to the District of Massachusetts and consolidated for pretrial purposes with the Securities Litigation.

         The Company believes that the allegations in the Complaint are without merit, and it intends to defend the action vigorously. There can be no assurance that the Company will ultimately prevail in the action, or that the action will not have a material adverse effect on the Company.

         VISX LASIK Action. On November 12, 1997, VISX commenced a lawsuit against the Company and Pillar Point Partners in the Santa Clara, California Superior Court seeking a declaratory judgment that VISX was not obligated to pay royalties to Pillar Point for LASIK procedures performed using VISX equipment. VISX claims no royalties are due for these procedures because VISX has not received pre-market approval from the FDA to market its devices for LASIK. The Company disagrees with VISX's position and has brought a countersuit on behalf of itself and Pillar Point Partners to recover the royalties which it alleges VISX is wrongfully withholding. The Company believes that if it prevails in its counterclaim, applicable provisions of the Pillar Point agreements mandate that all royalties recovered from VISX will be allocated 100% to the Company rather than divided between VISX and the Company. In response to the Company's counterclaim, VISX has asserted a further claim that the Company's sales activities dating to 1992 constituted unfair and deceptive trade practices. The Company believes VISX's countersuit is wholly without merit and will contest it vigorously.

         VISX Dissolution Action. On February 17, 1998, an affiliate of VISX commenced an action in the Santa Clara California Superior Court against an affiliate of the Company seeking an order dissolving Pillar Point Partners and appointment of a receiver to wind up its affairs. The Company and its affiliate have counterclaimed, alleging that the VISX action violates the prohibition against voluntary dissolution set forth in the Pillar Point agreements. The VISX complaint and the Company's answer and counterclaim have been filed under seal. The Company believes that if it prevails on its counterclaims, applicable provisions of the Pillar Point agreements will entitle it to obtain sole rights to all of Pillar Point's patents and other assets and to continue the business of Pillar Point without VISX.

11. INCOME TAXES

The appropriate tax effect of each type of temporary difference and carryforward that gives rise to significant portions of the deferred tax assets and liabilities are as follows:


                                                             DECEMBER 31,
                                                      --------------------------
                                                         1997           1996
                                                      --------------------------
Deferred tax asset:

       Net operating loss and other carryforwards     $ 19,926       $ 18,595
       Research and development credit                     684            721
       Inventory adjustments                               145            349
       Warranty/other reserves                             526            509
       Other temporary differences                         252            250
                                                      --------       --------
       Subtotal                                         21,533         20,424
       Valuation allowance                             (20,564)       (19,695)
                                                      --------       --------
                                                           969            729
                                                      --------       --------
Deferred tax liability:

            Patent costs                                   441            534
            Other temporary differences                    528            195
                                                      --------       --------
                                                           969            729
                                                      --------       --------
Net deferred tax asset                                $      0       $      0
                                                      ========       ========

Due to the uncertainty of future taxable income being generated, the Company has recorded a valuation allowance against it deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 1995, was $14,413. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was $869 and $5,282, respectively.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% as a result of the following:



                                                               December 31,
                                                  -----------------------------------
                                                    1997           1996          1995
                                                  -----------------------------------


Expected expense (benefit) at federal             $   574        $(4,706)       $ 823
 income tax rate
Foreign, state, and other taxes, net of
 federal benefit                                       53             46          126
Change in valuation allowance for
 deferred tax assets allocated to
 income tax expense                                  (490)         4,704         (172)
                                                  -------        -------        -----
Provision for income tax                          $   137        $    44        $ 777
                                                  =======        =======        =====




At December 31, 1997, the Company had an operating loss carryforward of approximately $49,293 available to offset future federal taxable income from continuing operations. The net operating loss amount includes approximately $6,164 of employee stock option compensation deductions which will be credited to additional paid-in capital when realized. The Company divested RCII in 1997 (see Note 3) and has reported RCII as a discontinued operation. The operating loss carryforward attributed to RCII of $18,929 remains with the divested entity. As a result, the Company will not be able to utilize that portion of the operating loss carryforward to offset future federal taxable income from continued operations. This amount has been removed from the deferred tax asset and operating loss carryforward as stated above.

In addition, the Company has research and experimentation credit carryforwards of approximately $684. The operating loss and tax credit carryforwards expire in varying amounts through 2012. Pursuant to Section 382 of the Internal revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss may be limited. As of December 31, 1997, utilization of the Company's net operating loss carryforward is not limited by Section 382.

There are no unremitted earnings in the Company's foreign subsidiaries.

The Internal Revenue Service is currently in the process of an Income Tax Examination of Lens Express for the years ended June 30, 1994 and June 30, 1995. The Company has no other income tax examinations pending.


12. RETIREMENT PLANS

         The Company sponsors defined contribution retirement plans ("the plans"). Employees may contribute various percentages of their salary subject to contribution limits defined by the Internal Revenue Code. The Company may, at its discretion, match in cash or its Common Stock the employee's contributions. For the years ended December 31, 1997, 1996 and 1995, the Company contributed cash and common stock valued at $63, $127 and $91, respectively representing its matching contribution to the Plan.


13. PILLAR POINT PARTNERSHIP

         Pursuant to a partnership and licensing arrangement with VISX, the Company and VISX are obligated to pay royalties on U.S. equipment sales and procedures performed with such equipment in the U.S. to Pillar Point Partners. Pillar Point Partners is jointly owned by the Company and VISX. The Company records the net royalty liability owed to Pillar Point Partners as Cost of Revenues. The Company records revenue upon allocation from Pillar Point Partners resulting from the Company's share of Visx royalties. Administrative expenses paid to Pillar Point Partners are classified as operating expenses as incurred. (Also see Note 10)

14. SUPPLEMENTAL CASH FLOW INFORMATION

         For the year ended December 31, 1997, other non-cash transactions include proceeds of 16.2 million shares of LCA common stock valued at $30.4 million from the sale of discontinued operations and dividend distribution of
9.0 million shares of LCA common stock valued at $17.6 million. (see Note 3)

15. INVESTMENT SECURITIES

         Short and long term investment securities consists of the following at December 31, 1997 and 1996:

                                                  FAIR VALUE
                                                  ----------
      At December 31, 1997
             U.S. Government securities            $     983
             Mortgage-backed securities                2,248
             Corporate bonds                          29,062
                                                   ---------
             Total debt  securities                   32,293
             Equity security                           8,060
                                                   ---------
                                                   $  40,353
                                                   =========

      At December 31, 1996
             U.S. Government securities            $  14,512
             Mortgage-backed securities                5,759
             Corporate bonds                           7,840
                                                   ---------
             Total debt  securities                $  28,111
                                                   =========


         At December 31, 1997, the cost of the equity security was $12,895 and the related unrealized loss of $4,835 was included as a separate component of stockholders' equity. The amortized cost of debt securities at December 31, 1997 and 1996 approximates fair value and as a result the Company has no unrealized holding gains or losses related to these securities.

         As of December 31, 1997, the Company had $31,543 of debt securities due within five years of the balance sheet date and had $750 of debt securities due after five years of the balance sheet date. As of December 31, 1996, the Company had $26,611 of debt securities due within five years of the balance sheet date and had $1.5 million of debt securities due after five years of the balance sheet date.

         Gross realized gains included in other income in 1997 and 1996 were $185 and $104, respectively, and gross realized losses included in other income in 1997 was $46 and 1996 was $70.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
 Summit Technology, Inc.:


Under date of March 6, 1998, except as to Note 10, which is as of March 27, 1998, we reported on the consolidated balance sheets of Summit Technology, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited financial statement Schedule
II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG Peat Marwick LLP
                                                           KPMG PEAT MARWICK LLP

Boston, Massachusetts
March 6, 1998, except as to Note 10,
 which is as of March 27, 1998

                                                                     SCHEDULE II


                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  December 31, 1995, 1996 and 1997 (unaudited)
                                 (in thousands)



DECEMBER 31, 1995                       Balance at Beginning          Additions/             Amounts              Balance at End
                                            of Period                (Deductions)          Written Off              of Period
                                            ---------                 ----------           -----------              ---------
Allowance for Doubtful Accounts              $1,049                        ($75)                  $-                   $974

DECEMBER 31, 1996                       Balance at Beginning          Additions/             Amounts              Balance at End
                                            of Period                (Deductions)          Written Off              of Period
                                            ---------                 ----------           -----------              ---------
Allowance for Doubtful Accounts                $974                        $186                 $263                   $897

DECEMBER 31,1997                        Balance at Beginning                                 Amounts              Balance at End
                                            of Period                   Additions          Written Off              of Period
                                            ---------                 ----------           -----------              ---------
Allowance for Doubtful Accounts                $897                        $245                 $384                   $758

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

Independent Auditors' Report

Consolidated Balance Sheet as of December 31, 1997 and 1996

Consolidated Statement of Operations for the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

2.       FINANCIAL STATEMENT SCHEDULES

Included in Item 8 of Part II of this report are the following:

Independent Auditors' Report regarding Schedule

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

3.       EXHIBITS

         The following Exhibits are either filed herewith or were filed as exhibits to such other document filed with the Commission as is indicated:

EXHIBIT NO.             DESCRIPTION
-----------             -----------

    2.1 Agreement and Plan of Merger dated April 19, 1996 among the Company, Summit Acquisition Corporation, Lens Express, Inc., Mordechai Golan, Creslin Limited, Menderes Akdag and Huseyin Kizanlikli, incorporated by reference to the Company's Form 8-K dated May 15, 1996

    3.1 Articles of Organization, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended (the "1992 10-K")

    3.2 Articles of Amendment to Articles of Organization dated September 7, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

    3.3 By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989

    4 Rights Agreement, incorporated by reference to Exhibit 1 to the Company's Report on Form 8-A filed with the Commission on April 2, 1990

    10.1 IBM License Agreement, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K")

    10.2 Waltham Lease, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990

    10.3 Irish facility agreement, incorporated by reference to Exhibit 10(g) to the 1991 10-K

    10.4 The Industrial Development Authority grant agreements, incorporated by reference to Exhibit 10(h) to the 1991 10-K

    10.5 Formation Agreement, Summit Transfer Agreement, Summit Contribution Agreement, Partnership Agreement and License-Back to Summit, each dated June 3, 1992 relating to the formation of Pillar Point Partners, Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K filed with the Commission on June 5, 1992

    10.6 Patlex License, incorporated by reference to Exhibit 10.9 to the 1993 S-1

    10.7 1992 Stock Option Plan For Outside Directors, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995*

    10.8          Executive Stock Option Agreement Between the Company and David
                  F. Muller, incorporated by reference to Exhibit 10.9 to the 1992 10-K

    11            Statement Re: Computation of Per Share Earnings

    22 Subsidiaries, incorporated by reference to Exhibit 22 to the 1992 10-K

    23            Consent of KPMG Peat Marwick LLP, attached hereto

    27            Financial Data Schedule (For EDGAR Filing Purposes Only)

                  Reports on Form 8-K

                  None


                  *Management Compensation Plan

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SUMMIT TECHNOLOGY, INC.


Date: March 27, 1998                                By: /s/ Robert J. Palmisano
      --------------                                    -----------------------
                                                        Robert J. Palmisano
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                    Title                             Date



/s/ Robert J. Palmisano      Director and
-----------------------      Chief Executive Officer           March 27, 1998
Robert J. Palmisano                                            --------

                             Executive Vice President,
/s/ Robert J. Kelly          Chief Financial Officer and
-----------------------      Treasurer                         March 27, 1998
Robert J. Kelly                                                --------


/s/ Jeffrey A. Bernfeld
-----------------------      Director                          March 27, 1998
Jeffrey A. Bernfeld

/s/ Richard F. Miller
-----------------------
Richard F. Miller            Director                          March 27, 1998
                                                               --------


/s/ John A. Norris
-----------------------      Director                          March 27, 1998
John A. Norris                                                 --------


/s/ Richard M. Traskos       Director and
-----------------------      Chairman of the Board             March 27, 1998
Richard M. Traskos                                             --------