Form 10-Q
period 1998-03-31
SUMMIT TECHNOLOGY INC
filed 1998-05-15
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: MARCH 31, 1998
                                         --------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________


                         Commission File Number: 0-16937
                                                 -------

                             SUMMIT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             Massachusetts                               04-897945
    -------------------------------          -----------------------------------
    (State or other jurisdiction of          I.R.S. Employer Identification No.)
     incorporation or organization)


    21 Hickory Drive, Waltham, Massachusetts                   02154
    -------------------------------------------------------------------
    (Address of principal executive officer)                 (Zip Code)


                                 (781) 890-1234
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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
                            X  YES       NO
                           ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

On April 30, 1998, 31,276,063 shares of common stock, par value $.01 per share were outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      (UNAUDITED)
                                                                        MAR. 31,           Dec. 31,
                                                                          1998               1997
===================================================================================================
ASSETS
    Current assets:
    Cash and cash equivalents                                           $ 17,371           $ 33,720
    Short-term investments                                                28,953             26,770
    Receivables, net of allowances                                        10,954              8,896
    Inventories                                                           13,749             14,494
    Prepaid expenses and other current assets                              3,093              2,533
    Due from related party                                                   157                  4
    Restricted cash                                                            -              1,264
                                                                        ---------------------------
         Total current assets                                             74,277             87,681

Long-term investments                                                     26,177             13,583
Property and equipment, net                                                8,815              8,593
Patents, net                                                               4,653              4,769
Other assets                                                                 477                477
---------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                   $114,399           $115,103
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $  3,226           $  4,482
    Accrued expenses                                                       7,072              7,197
    Current maturities of long-term debt                                   5,120              5,142
    Deferred revenue                                                       2,467              2,937
    Due to related party                                                     191                 28
                                                                        ---------------------------
         Total current liabilities                                        18,076             19,786
Long-term debt, less current maturities                                    3,814              6,330
---------------------------------------------------------------------------------------------------
         Total liabilities                                                21,890             26,116
----------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000 shares               -                  -
    Common stock, $.01 par value. Authorized 60,000,000
       shares; Issued 31,300,752 shares in 1998
       and 31,299,803 in 1997                                                313                313
    Additional paid-in capital                                           153,985            153,982
    Accumulated deficit                                                  (60,136)           (60,313)
                                                                        ---------------------------
                                                                          94,162             93,982

    Net unrealized loss on investment                                       (133)            (4,835)
    Treasury stock, at cost, 256,125 shares
       in 1998 and 6,125 shares in 1997                                   (1,520)              (160)
---------------------------------------------------------------------------------------------------
         Total stockholders' equity                                       92,509             88,987
---------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $114,399           $115,103
===================================================================================================

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    (UNAUDITED)
                                                                   FIRST QUARTER
====================================================================================
                                                                 1998           1997

Net revenues:
     Systems                                                  $ 3,288        $ 1,408
     License fees, service and other                            6,835          5,207
     Contact lens and related products                         11,717         11,738
                                                              ----------------------
Total net revenues                                             21,840         18,353

Cost of revenues                                               13,308         11,981
                                                              ----------------------

Gross profit                                                    8,532          6,372
                                                              ----------------------

Operating expenses:
     Selling, general and administrative                        6,320          4,949
     Research and development                                   1,838          1,723
     Legal                                                        855          1,502
                                                              ----------------------
               Total operating expenses                         9,013          8,174
                                                              ----------------------

Operating income (loss)                                          (481)        (1,802)

Other income                                                      682            493
                                                              ----------------------

Income (loss) before provision for income taxes                   201         (1,309)

Provision for income taxes                                         24             91
------------------------------------------------------------------------------------

               Net income (loss)                              $   177        $(1,400)
====================================================================================

Basic and diluted earnings (loss) per share                   $  0.01        $ (0.05)

Weighted average number of common
     shares used for basic earnings
     (loss) per share calculation                              31,082         31,020
====================================================================================






See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (IN THOUSANDS)



                                                               (UNAUDITED)
                                                              FIRST QUARTER
===============================================================================
                                                           1998            1997

Net income (loss)                                        $  177         $(1,400)

      Net unrealized gain on investment                   4,702               -
      Provision for income taxes at 39%                   1,834               -
                                                         ----------------------
                                                          2,868               -
-------------------------------------------------------------------------------

Comprehensive income (loss)                              $3,045         $(1,400)
===============================================================================







See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (IN THOUSANDS)



                                                                           (UNAUDITED)
                                                                          FIRST QUARTER
                                                                       1998               1997
==============================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $    177           $ (1,400)
Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
        Depreciation and amortization                                   837              1,105
        Changes in operating assets and liabilities:
            Accounts receivable, net                                 (2,058)              (112)
            Inventories, net                                            745               (236)
            Prepaid expenses and other current assets                  (560)               610
            Accounts payable                                         (1,256)               328
            Accrued expenses                                           (125)                70
            Deferred revenue                                           (470)               163
            Related party, net                                           10                (92)
        Discontinued operations                                           -              1,054
----------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities         (2,700)             1,490
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investments                                   (2,183)           (10,282)
(Increase) decrease in long-term investments                         (7,892)             8,422
Additions to property and equipment                                    (943)              (917)
Decrease in restricted cash                                           1,264                139
----------------------------------------------------------------------------------------------
            Net cash used by investing activities                    (9,754)            (2,638)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                         (2,538)            (1,313)
Proceeds from exercise of stock options                                   -                 11
Proceeds from other shares issued                                         3                 75
Purchases of treasury stock                                          (1,360)                 -
----------------------------------------------------------------------------------------------
            Net cash used by financing activities                    (3,895)            (1,227)
----------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                               (16,349)            (2,375)

Cash and cash equivalents at beginning of period                     33,720             44,013
----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $ 17,371           $ 41,638
==============================================================================================

Supplemental cash flow information:
        Interest paid                                              $    336           $    378
        Income taxes paid                                          $     24           $     59
==============================================================================================



See accompanying notes to consolidated financial statements.

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF  BUSINESS

Summit Technology, Inc. and subsidiaries (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also collects per procedure license fees from users of its systems and participates in per procedure license fees payable to Pillar Point Partners, a partnership, formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly-owned subsidiary, Lens Express, Inc., the Company primarily sells contact lenses and related products.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


Net Income (loss) Per Share: Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. The number of shares used to compute basic earnings
(loss) per share were (in thousands) 31,082 for the first quarter of 1998 and 31,020 for the first quarter of 1997. Diluted earnings (loss) per share includes the effect of all dilutive potential common shares that were outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares and dilutive securities. The number of shares used to compute diluted earnings (loss) per share were (in thousands) 31,096 for the first quarter of 1998. Diluted loss per share was not reported for the first quarter of 1997 because the results produce an antidilutive result.

New Accounting Standards: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income at the beginning of fiscal 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

The Company will adopt SFAS No. 131, Disclosure about Segments of an Enterprise and Related information in the fourth quarter of 1998. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. SFAS No. 131 is not expected to have a material impact on the Company's financial position or results of operations.

Reclassifications: Prior to 1998, the Company recorded gross license fee revenues upon allocation from Pillar Point Partners and the net license fee liability owed to Pillar Point Partners as cost of revenues. Administrative expenses paid to Pillar Point Partners were classified as operating expenses as incurred. Effective January 1, 1998, license fee revenues due the Company from Pillar Point Partners are recorded net of license fees payable to Pillar Point Partners and net of related expenses. Certain prior year information has been reclassified to conform with present year presentation of data.

3. DISCONTINUED OPERATIONS

On August 18, 1997, the Company sold Refractive Centers International, Inc.,
(RCII) a wholly owned subsidiary of the Company , to LCA-Vision Inc. (LCA) in exchange for 16,164,361 newly issued shares of LCA common stock. RCII owned and operated the Company's vision center business. The sale of the discontinued operation resulted in a net gain of $10.7 million in 1997, which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. On December 29, 1997, the Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. A dividend of one share of common stock of LCA was issued for every
3.5 (approximate) shares of the Company's common stock outstanding. The remaining shares, which represent approximately 19.5 percent of LCA's outstanding shares, will be held by the Company and may not be sold prior to May 17, 1998.
Accordingly, the remaining shares have been classified as a long-term investment. The operating loss from discontinued operations for the year ended December 31, 1997 was $3.3 million.


4. INVENTORIES

         Inventories consist of the following:

                                                  Mar. 31,        Dec. 31,
         (in thousands)                             1998            1997
         =================================================================

         Raw materials and subassemblies          $ 3,210         $ 3,195
         Work in process                            1,566           2,147
         Finished goods                             8,973           9,152
         -----------------------------------------------------------------
                            Total                 $13,749         $14,494
         =================================================================



5. CONTINGENCIES

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

On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek compensatory damages of at least $48,585.69, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs.

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

In late March and April, 1998, several actions brought under the Cartwright Act and California unfair competition laws were commenced against the Company and VISX, Incorporated in Superior Court of Santa Clara County by B.J. Snyder, Paula Mobsby, Carmen Ocariz, and Jocelyn Joseph. Other similar suits have recently been brought against the Company, Summit Partner, Inc., VISX, Incorporated, VISX Partner, Inc., and Pillar Point Partners in Superior Court of Santa Clara County by Martin Hermans and against the same parties, as well as other individual defendants, in Superior Court of San Diego County by James Ballard. The suit brought by Martin Hermans purports to be a class action on behalf of all similarly situated consumers in California and in twelve other states and the District of Columbia who have undergone laser vision correction surgery using equipment sold or otherwise disposed of by defendants, based on the antitrust laws of those jurisdictions. Each of the other suits noted above purports to be a class action on behalf of an unspecified class of all similarly situated consumers who have undergone laser vision correction procedures. The complaints in these actions allege, inter alia, price-fixing, monopolization, attempted monopolization, conspiracy to monopolize, unjust enrichment, conversion, accounting, fraud and deceit, and negligent misrepresentation. These actions seek, inter alia, treble damages, restitution and disgorgement of alleged ill-gotten gains, punitive and exemplary damages, costs of suit, attorneys' fees, pre-judgment and post-judgment interest, and various forms of equitable relief. The Company is presently studying these complaints. The Company understands that other, similar suits have been filed against the Company - including one filed in Superior Court of Santa Clara County by Helen Thomas on behalf of a class of similarly situated persons who have received laser vision correction surgery - but it has not yet been served with a complaint in any such suit.

In April, 1998, Metropolitan Eye Center and Outpatient Surgical Facility, Inc., of Clair Shores, Michigan commenced an action in Superior Court of Santa Clara County under the Cartwright Act and California unfair competition laws against the Company, VISX, Incorporated, Summit Partner, Inc., and VISX Partner, Inc. The case purports to be a class action on behalf of all individuals or entities that have paid licensing fees to defendants for use of an excimer laser. The complaint alleges, inter alia, treble damages, restitution and disgorgement of alleged ill-gotten gains, costs of suit, attorneys' fees, pre-judgment and post-judgment interest, and various forms of equitable relief. The Company is presently studying the complaint.

In May, 1998, The Eye Professionals, P.A. of Millville, New Jersey commenced an action in the Federal District Court for the District of New Jersey against the Company and VISX, Incorporated. The case purports to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant or use of a Summit or VISX laser to perform laser vision correction surgery. The complaint alleges, inter alia, treble damages, costs of suit, attorneys' fees, and various forms of equitable relief. The Company is presently studying the complaint.

In late March, 1998, Janice Camp of Atlanta, Georgia commenced an action in Federal District Court for the District of Massachusetts against the Company and VISX, Incorporated. As amended in April, 1998, the complaint adds as a named plaintiff Jon Singer of Congers, New York. The case has been transferred to Federal District Court for the District of Arizona for consolidated pretrial proceedings. The case purports to be a class action on behalf of all similarly situated individuals who have undergone laser vision correction surgery. The complaint alleges, inter alia, price-fixing, monopolization, conspiracy to monopolize, violations of the Clayton Act, violations of the RICO Act, and violations of state consumer protection statutes. The action seeks, inter alia, treble damages, punitive or exemplary damages, costs of suit, attorneys' fees, and various forms of equitable relief.

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

FTC Proceedings. On March 24, 1998, the Federal Trade Commission ("FTC") commenced an administrative enforcement proceeding against the Company and VISX alleging antitrust violations in connection with Pillar Point Partners' patent arrangements. The FTC also alleged that certain of the patents licensed by VISX to Pillar Point Partners were fraudulently obtained by VISX. The FTC has not, however, challenged the validity of any of the Company's patents. The FTC is seeking, INTER ALIA, an order, dissolving Pillar Point Partners, requiring the Company and VISX to allow their users to withdraw from their license agreements with the Company and VISX and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. The FTC does not seek monetary damages. This action is presently pending before the FTC as IN THE MATTER OF SUMMIT TECHNOLOGY, INC., A CORPORATION, AND VISX, INC., A CORPORATION, Docket No. 9286. An administrative hearing on this matter is presently scheduled to commence on October 13, 1998. The Company believes that the FTC's antitrust allegations are without merit and is contesting them. However, there can be no assurance that this action will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the Company.

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

Lens Express Action. Certain former shareholders of Lens (the "Lens Shareholders") commenced an action against the Company in the United States District Court for the Southern District of Florida captioned GOLAN ET AL. V. SUMMIT TECHNOLOGY, et al., Case No. 97-6589-Ferguson, alleging causes of action under Section 12 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the common law. The Complaint alleges that material misrepresentations and non-disclosures by the Company caused the Lens Shareholders to enter into a Merger Agreement with the Company, pursuant to which the Company acquired all of the outstanding shares of common stock of Lens Express and that the Company breached the Merger Agreement by failing to disclose alleged material adverse financial information about the Company and by failing to take actions which the Lens Shareholders allege was necessary to make the shares of Summit stock they received in the merger tradeable in the stock market. Plaintiffs ask that the Merger Agreement be rescinded, that Lens Express be restored to them and that they be awarded unspecified compensatory and punitive damages, interest, costs and expenses. By order of the MDL Panel dated October 9, 1997, the action was transferred to the District of Massachusetts and consolidated for pretrial purposes with the Securities Litigation. On April 2, 1998, the parties agreed to a settlement of the matter, and the case was dismissed with prejudice. As part of the settlement, the Company agreed to privately place with the former Lens shareholders an aggregate of 217,510 shares of the Company's common stock.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of (i) manufacturing, selling and servicing laser systems and related products to correct vision disorders; (ii) collecting per procedure license fees from users of its systems and participating in per procedure license fees from its ownership in Pillar Point Partners ("Pillar Point Partners"), a partnership jointly formed by the Company and VISX, Incorporated ("VISX") in 1992; and (iii) selling contact lenses and related products by mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens"), which the Company acquired on May 15, 1996. On August 18, 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc. ("RCII") to LCA-Vision Inc. ("LCA") for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's vision center business, which was accounted for as a discontinued operation in 1996.

The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.


RESULTS OF OPERATIONS

First Quarter 1998 as compared to First Quarter 1997
----------------------------------------------------

Revenues: Revenues for the three months ended March 31, 1998 increased 19% to $21.8 million from $18.4 million in the three months ended March 31, 1997, primarily as a result of increased revenues from system sales, license fees, service and other. Revenues from the Company's vision correction business increased 53% to $10.1 million in the first quarter of 1998 compared to $6.6 million in the same period a year ago. In the first quarters of 1998 and 1997, sales of contact lens and related products were $11.7 million.

Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 61% in first quarter of 1998 from 65% in the first quarter of 1997. This decrease was primarily attributable to increased manufacturing levels and lower costs of revenues associated with license fee revenues.

Operating Expenses: Selling, general and administrative expenses in the first quarter of 1998 were $6.3 million compared to $4.9 million in the same period a year ago, a 28% increase. Selling, general and administrative expenses as a percentage of revenues were 29% and 27% in first quarter of 1998 and 1997, respectively. The Company has been making significant investments in the sales and marketing areas in order to grow laser vision correction procedure volume. To help offset this increase, the Company has worked aggressively to reduce its legal expenses. Legal expenses decreased 43% to $.9 million in first quarter of 1998 from $1.5 million in the first quarter of 1997. Legal expenses in the first quarters of 1998 and 1997 were primarily related to patent litigation initiated by the Company to defend its intellectual property, in defense of Pillar Point Partners and in defense of shareholder litigation. Research and development expenses in the first quarter of 1998 increased 7% to $1.8 million from $1.7 million in the first quarter of 1997, primarily as a result of increased spending on the Company's regulatory efforts.

Net Income (Loss): Net income in the first quarter of 1998 was $177 thousand, or $0.01 per share, as compared to a net loss of $1.4 million, or $0.05 per share in the first quarter of 1997. The increase in net income was attributable to increased gross profits partially offset by higher operating expenses.

Income Taxes: The Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $20.6 million as of December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of March 31, 1998, the Company's cash and cash equivalent balances and short and long-term investments decreased to $72.5 million from $74.1 million as of December 31, 1997. Shares of LCA common stock valued at $12.8 million and $8.1 million were included in long-term investments as of March 31, 1998 and December 31, 1997, respectively. Working capital decreased to $56.2 million as of March 31, 1998 from $67.9 million as of December 31, 1997. In the first quarter of 1998, net cash used by operating activities was $2.7 million compared to net cash provided by operating activities of $1.5 million in the first quarter of 1997. Net income before depreciation and amortization was $1.0 million in the first quarter of 1998 compared to a net loss before depreciation and amortization of $.3 million in the first quarter of 1997.

In the first quarter of 1998, net cash used by investing activities of $9.8 million resulted primarily from an increase in short and long-term investments of $10.1 million and capital expenditures of $.9 million offset by a decrease in restricted cash of $1.3 million. In the first quarter of 1997, net cash used by investing activities of $2.6 million resulted primarily from a net increase in short and long-term investments of $1.9 million offset by capital expenditures of $.9 million.

In the first quarter of 1998, net cash used by financing activities of $3.9 million were attributable to repayments of long-term debt of $2.5 million and purchases of 250,000 shares of treasury stock for $1.4 million. In the first quarter of 1997, net cash used by financing activities of $1.2 million were primarily attributable to repayments of long-term debt of $1.3 million.

In March 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At March 31, 1998, the Company had no borrowings under this facility. Also in March 1996, the Company's then wholly owned subsidiary, RCII, obtained a $20.0 million unsecured term loan, which was guaranteed by the Company. In July 1997, the Company and RCII entered into a Loan Modification Agreement with their lenders pursuant to which, inter alia, RCII was released from liability and the Company became the principal obligor under the term loan. At March 31, 1998, $8.8 million of borrowings were outstanding under this loan.


CAUTIONARY STATEMENTS AND RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Statements made in this Report contain information about the Company's future business prospects. These statements are considered "forward-looking" as defined by the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements include competition in the vision correction industry, the uncertain market acceptance of laser vision correction, risks related to the Company's patent portfolio, safety and efficacy concerns, risks and uncertainties of litigation and possible failure to obtain regulatory approvals.

For additional information and risks associated with the Company's business, please review the Company's Annual Report on Form 10-K for the year ended December 31, 1997, a copy of which is available from the Company without charge.

                           PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

See Note 5. Contingencies above in the Notes to Consolidated Financial Statements (Part I, Item 1 of this filing)


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

             a.)   Exhibits:

                   11   Statement Re: Computation of per share earnings

                   27   Financial Data Schedule (For EDGAR Filing Purposes Only)

             b.)   Reports of Form 8-K:

                   During the first quarter of 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SUMMIT TECHNOLOGY, INC.




Date: May 14, 1998                          By:  /s/ Robert J. Palmisano
                                                 -------------------------------
                                                 Robert J. Palmisano
                                                 Chief Executive Officer





Date: May 14, 1998                          By:  /s/ Robert J. Kelly
                                                 -------------------------------
                                                 Robert J. Kelly
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer