Form 10-Q
period 1998-06-30
SUMMIT TECHNOLOGY INC
filed 1998-08-13
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________


                         COMMISSION FILE NUMBER: 0-16937
                                                 -------

                             SUMMIT TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Massachusetts                                  04--2897945
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



21 Hickory Drive, Waltham, Massachusetts                  02154
----------------------------------------                ----------
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

    On July 31, 1998, 31,283,765 shares of common stock, par value $0.01 per share were outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    (UNAUDITED)
                                                                  JUNE 30, 1998  DEC. 31, 1997
----------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $ 57,594       $ 33,720
     Short-term investments                                              24,827         26,770
     Receivables, net of allowances                                      13,541          8,896
     Inventories                                                         13,875         14,494
     Prepaid expenses and other current assets                            3,182          2,533
     Due from related party                                                  72              4
     Restricted cash                                                         --          1,264
                                                                       -----------------------
               Total current assets                                     113,091         87,681
Long-term investments                                                    30,615         13,583
Property and equipment, net                                               9,248          8,593
Patents, net                                                              4,538          4,769
Other assets                                                                477            477
----------------------------------------------------------------------------------------------

               TOTAL ASSETS                                            $157,969       $115,103
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $  4,620       $  4,482
     Accrued expenses                                                    11,962          7,197
     Current maturities of long-term debt                                 5,208          5,142
     Deferred revenue                                                     2,227          2,937
     Due to related party                                                    --             28
                                                                       -----------------------
               Total current liabilities                                 24,017         19,786
Long-term debt, less current maturities                                   2,739          6,330
----------------------------------------------------------------------------------------------
               Total liabilities                                         26,756         26,116
----------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000,000 shares            --             --
     Common stock, $.01 par value. Authorized 60,000,000
          shares; Issued 31,321,038 shares in 1998
          and 31,299,803 in 1997                                            314            313
     Additional paid-in capital                                         152,788        153,982
     Accumulated deficit                                                (29,632)       (60,313)
                                                                       -----------------------
                                                                        123,470         93,982


     Net unrealized gain (loss) on investment                             8,080         (4,835)

     Treasury stock, at cost, 38,615 shares
          in 1998 and 6,125 shares in 1997                                 (337)          (160)
----------------------------------------------------------------------------------------------
               Total stockholders' equity                               131,213         88,987
----------------------------------------------------------------------------------------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $157,969       $115,103
==============================================================================================


See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                       THREE MONTHS               SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                     1998         1997          1998         1997
---------------------------------------------------------------------------------------------------

Net revenues:
     Systems                                        $ 5,395      $ 1,873      $ 8,683       $ 3,281
     License fees, service and other                  7,459        7,461       14,294        12,668
     Contact lens and related products               10,542       11,772       22,259        23,510
                                                    -----------------------------------------------
Total net revenues                                   23,396       21,106       45,236        39,459

Cost of revenues                                     14,155       12,443       27,463        24,424
                                                    -----------------------------------------------

Gross profit                                          9,241        8,663       17,773        15,035
                                                    -----------------------------------------------
Operating expenses:
     Selling, general and administrative              7,242        5,323       14,417        11,774
     Research, development and regulatory             1,761        1,513        3,599         3,236
                                                    -----------------------------------------------
               Total operating expenses               9,003        6,836       18,016        15,010
                                                    -----------------------------------------------

Operating income (loss)                                 238        1,827         (243)           25

Litigation settlement, net of related expenses       34,386           --       34,386            --

Other income                                            776          762        1,458         1,255
                                                    -----------------------------------------------

Income before provision for income taxes             35,400        2,589       35,601         1,280

Provision for income taxes                            4,896           17        4,920           108
---------------------------------------------------------------------------------------------------

               Net income                           $30,504      $ 2,572      $30,681       $ 1,172
===================================================================================================

Earning per share:
         Basic earnings  per share                  $  0.98      $  0.08      $  0.98       $  0.04
         Diluted earnings per share                 $  0.97      $  0.08      $  0.98       $  0.04

Weighted average number of common
      shares used for basic earnings
      per share calculation                          31,277       31,158       31,178        31,020

Weighted average number of common
      shares and dilutive securities used for
      diluted earnings per share calculation         31,327       31,312       31,209        31,191

===================================================================================================



See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (IN THOUSANDS; UNAUDITED)

                                                 THREE MONTHS              SIX MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                               1998       1997          1998        1997
=========================================================================================

Net income                                    $30,504    $2,572        $30,681     $1,172
                                              -------------------------------------------

     Net unrealized gain on investment          8,213        --         12,915         --

     Provision for income taxes at 39%          3,203        --          5,037         --
                                              -------------------------------------------
                                                5,010        --          7,878         --
=========================================================================================

Comprehensive income                          $35,514    $2,572        $38,559     $1,172
=========================================================================================






See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                        SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                    1998             1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $30,681         $  1,172
Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                1,743            2,086
       Changes in operating assets and liabilities:
               Accounts receivable, net                            (4,645)            (635)
               Inventories, net                                       619           (1,168)
               Prepaid expenses and other current assets             (649)             590
               Accounts payable                                       138             (190)
               Accrued expenses                                     4,765             (915)
               Deferred revenue                                      (710)          (1,046)
               Related party, net                                     (96)           2,546
       Discontinued operations                                         --            1,433
------------------------------------------------------------------------------------------
               Net cash provided by operating activities           31,846            3,873
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments                       1,943          (14,499)
(Increase) decrease in long-term investments                       (4,229)           3,426
Additions to property and equipment                                (2,167)          (1,434)
Decrease in restricted cash                                         1,264              149
Other                                                                  --            1,242
------------------------------------------------------------------------------------------
               Net cash used by investing activities               (3,189)         (11,116)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of long-term debt                        (3,525)          (2,619)
Proceeds from exercise of stock options                                34               24
Proceeds from other shares issued                                      68              301
Purchases of treasury stock                                        (1,360)              --
------------------------------------------------------------------------------------------
               Net cash used by financing activities               (4,783)          (2,294)
------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   23,874           (9,537)

Cash and cash equivalents at beginning of period                   33,720           44,013
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                        $57,594         $ 34,476
==========================================================================================

Supplemental cash flow information:
       Interest paid                                              $   548         $    782
       Income taxes paid                                          $    70         $     35
==========================================================================================




See accompanying notes to consolidated financial statements.

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS

Summit Technology, Inc. and subsidiaries (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also collects per procedure license fees from users of its systems and participated in per procedure license fees paid to Pillar Point Partners, a partnership, formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. On June 4, 1998, the Company and VISX dissolved Pillar Point Partners and have granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents included or includable in Pillar Point Partners. Through its wholly-owned subsidiary, Lens Express, Inc., the Company primarily sells contact lenses and related products.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim period.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Net Income Per Share: Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the year. The number of shares used to compute basic earnings per share were (in thousands) 31,277 for the second quarter of 1998 and 31,158 for the second quarter of 1997. The number of shares used to compute basic earnings per share were (in thousands) 31,178 for the first half of 1998 and 31,020 for the first half of 1997. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and dilutive securities. The number of shares used to compute diluted earnings per share were (in thousands) 31,327 for the second quarter of 1998 and 31,312 for the second quarter of 1997. The number of shares used to compute diluted earnings per share were (in thousands) 31,209 for the first half of 1998 and 31,191 for the first half of 1997.


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


3.    DISCONTINUED OPERATIONS

In August 1997, the Company sold Refractive Centers International, Inc., (RCII) a wholly owned subsidiary of the Company , to LCA-Vision Inc. (LCA) in exchange for 16,164,361 newly issued shares of LCA common stock. RCII owned and operated the Company's vision center business. The sale of the discontinued operation resulted in a net gain of $10.7 million in 1997, which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. On December 29, 1997, the Company distributed
9.0 million shares of LCA common stock to its shareholders in the form of a dividend. A dividend of one share of common stock of LCA was issued for every
3.5 (approximate) shares of the Company's common stock outstanding. The remaining shares, which represent approximately 19.5 percent of LCA's outstanding shares have been classified as a long-term investment. The operating loss from discontinued operations for the year ended December 31, 1997 was $3.3 million.


4.    INVENTORIES

      Inventories consist of the following:

                                             JUNE 30,       DEC. 31,
           (in thousands)                     1998           1997
      =============================================================

      Raw materials and subassemblies        $ 3,581        $ 3,195
      Work in process                          1,937          2,147
      Finished goods                           8,357          9,152
      -------------------------------------------------------------
              Total                          $13,875        $14,494
      =============================================================


5.    CONTINGENCIES

Pillar Point Partners Antitrust And Patent Litigation. Pillar Point Partners, the Company, VISX, Inc. ("VISX") and certain affiliates of the Company and VISX are presently involved in a series of patent and antitrust lawsuits which have been administratively consolidated for pretrial purposes in the United States District Court for the District of Arizona by the Federal Judicial Panel on Multidistrict Litigation ("MDL Panel"). These cases are presently pending as IN
RE: PILLAR POINT PARTNERS ANTITRUST AND PATENT LITIGATION (CIVIL ACTION NO. MDL
1202) and are described below.

Patent Litigation. Pillar Point Partners commenced patent infringement litigation against certain ophthalmologists believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems. These actions were originally pending as PILLAR POINT PARTNERS, et al. v. DAVID DULANEY, et al. (U.S. DISTRICT COURT, DISTRICT OF ARIZONA, CIVIL ACTION NO. 96-2051PHXPGR), PILLAR POINT PARTNERS, et al. v. JON G. DISHLER, et al. (U.S. DISTRICT COURT, DISTRICT OF COLORADO, CIVIL ACTION NO. 96-N-2351), and PILLAR POINT PARTNERS, et al. v. JUI-TENG LIN, et al. (U.S. DISTRICT COURT, MIDDLE DISTRICT OF FLORIDA, CIVIL ACTION NO. 97-54-CV-ORL-22). The defendants in the Dulaney and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust and Lanham Act counterclaims.

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

On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek compensatory damages of at least $48,585.69, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs. Defendants' motion to dismiss this case is pending.

In May, 1998, The Eye Professionals, P.A. of Millville, New Jersey commenced an action in the Federal District Court for the District of New Jersey against the Company and VISX. The case purports to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant for use of a Summit or VISX laser to perform laser vision correction surgery. The complaint alleges, inter alia, price-fixing in violation of Section 1 of the Sherman Act. The action seeks, inter alia, treble damages, costs of suit, attorneys' fees, and various forms of declaratory and injunctive relief. Similar actions were also filed in May, 1998 by Metropolitan Eye Center and Outpatient Surgical Facility, Inc. in the U.S. District Court for the Northern District of California against the Company, VISX, Summit Partner, Inc., and VISX Partner, Inc., and by New England Laser Vision, Inc. in the U.S. District Court for the District of New Jersey against the Company and VISX. In June, 1998, Leslie L. Chisholm, Jr., M.D. filed another similar action in the Federal District Court for the District of Arizona against the Company, VISX, Summit Partner, Inc., VISX Partner, Inc., and Pillar Point Partners. In addition to price-fixing claims, the CHISHOLM action also asserts, inter alia, claims for monopolization, attempted monopolization, and conspiracy to monopolize in violation of Section 2 of the Sherman Act, as well as claims under the California Cartwright Act and other California statutes, for which disgorgement of alleged illegal profits and ill-gotten gains is sought. Plaintiffs in each of these cases have indicated that they will agree to consolidation of the four purported class actions and file a single consolidated amended complaint. The Company has yet to be served with that complaint.

In late March, 1998, Janice Camp of Atlanta, Georgia commenced an action in Federal District Court for the District of Massachusetts against the Company and VISX. As amended in April, 1998, the complaint adds as a named plaintiff Jon Singer of Congers, New York. The case has been transferred to Federal District Court for the District of Arizona for consolidated pretrial proceedings. The case purports to be a class action on behalf of all similarly situated individuals who have undergone laser vision correction surgery. The complaint alleges, inter alia, price-fixing, monopolization, conspiracy to monopolize, violations of the Clayton Act, violations of the RICO Act, and violations of state consumer protection statutes. The action seeks, inter alia, treble damages, punitive or exemplary damages, costs of suit, attorneys' fees, and various forms of equitable relief. In response to defendants' motion to dismiss, plaintiffs have abandoned their federal antitrust claims. Defendants' motion to dismiss the RICO and state law claims is pending.

There can be no assurance that the federal antitrust actions pending as part of IN RE PILLAR POINT PARTNERS ANTITRUST AND PATENT LITIGATION will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the Company.

Consolidated California State Litigation. Beginning in late March, 1998, a number of actions brought by individuals under the Cartwright Act and California unfair competition laws were commenced against the Company, VISX, and related defendants in Superior Court of Santa Clara County. In May, 1998, these actions were consolidated as IN RE PRK/LASIK CONSUMER LITIGATION. In June, 1998, plaintiffs B.J. Snyder, Donna McMahan, Paula Mobsby, Helen Thomas, Carmen Ocariz, Martin Hermans, Ken Bartlett, Grace Geniusz, Jocelyn Joseph, Andrew Stoddard, and Cynthia Brubecker filed an Amended Consolidated Master Complaint for Damages ("Amended Complaint") in this matter against the Company, Summit Partner, Inc., VISX, and VISX Partner, Inc. The Amended Complaint purports to be filed on behalf of a nationwide class of persons who have undergone excimer laser surgery with a laser manufactured by the Company or VISX. The Amended Complaint seeks, inter alia, unspecified compensatory damages, restitution and/or disgorgement of alleged ill-gotten gains, prejudgment and postjudgment interest, costs of suit, and attorneys' fees, as well as various forms of declaratory and injunctive relief, including an order permitting any person or entity with which the Company or VISX or both have entered into any agreement since June 3, 1992, for the purchase, license, or use of any of the Pillar Point Patents to withdraw from such agreement without penalty or obligation. The Company and Summit Partner, Inc. have filed an answer denying generally the allegations of the Amended Complaint in this litigation. James Ballard filed a similar suit against the Company,

Summit Partner, Inc., VISX, VISX Partner, Inc., Pillar Point Partners, and other individual defendants in Superior Court of San Diego County. This suit has been transferred to Santa Clara County and may be consolidated as part of IN RE PRK/LASIK CONSUMER LITIGATION.

There can be no assurance that the actions described above will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the Company.

Unconsolidated Antitrust and Patent Cases. In April, 1998, Penny Marks, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Florida state court against the Company and VISX. The case purports to be a class action on behalf of all individuals similarly situated in the State of Florida. The complaint alleges various violations of the Florida Deceptive Trade and Unfair Practices Act. The complaint seeks unspecified damages, costs, expenses, and attorneys' fees, as well as declaratory and injunctive relief. Defendants have removed this case to Federal District Court in Florida, and plaintiff has filed a motion to remand the action to state court.

In June, 1998, Barbara Worcester, an individual who allegedly has had laser vision correction surgery performed, filed an action in Wisconsin state court against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., and Pillar Point Partners. The case purports to be a class action on behalf of all Wisconsin purchasers of refractive laser surgery procedures. The complaint alleges violations of Chapter 133 of the Wisconsin Statutes. The complaint seeks unspecified treble damages, attorneys' fees and costs, and declaratory and injunctive relief. Defendants have removed this action to Federal District Court in Wisconsin.

There can be no assurance that these actions will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the Company.

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

Seriani Litigation. On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act
- the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

Lens Express Employee Litigation. On or about February, 1997, a former employee allegedly filed an administrative complaint with the Florida Commission on Human Relations against Lens and a former employee of Lens, alleging sexual discrimination and harassment by the former employee, retaliatory demotion, and constructive discharge. On or about May, 1997, a current employee filed an administrative complaint with the same Florida agency, also alleging sexual discrimination and harassment by the same former employee. The Florida Commission referred both complaints to the U.S. Equal Employment Opportunity Commission for investigation. No investigations were completed before each complainant, represented by the same counsel, sued Lens and the former employee in Florida Circuit Court on or about September, 1997. Each complaint alleges sexual discrimination and harassment under the Florida Civil Rights Act and various other state common law claims; the former employee also alleges retaliatory demotion under the Florida Civil Rights Act. Each plaintiff seeks a court order prohibiting such alleged discrimination as well as unspecified compensatory and punitive damages. Lens answered each complaint, denying the allegations. On or about June 15, 1998, Lens settled all claims of the current employee for a nominal amount and without admitting any wrongdoing or liability. While Lens believes the claims of the former employee to be without merit, there can be no assurance that it will prevail in either litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

Lens Express Woodstock Litigation. On or about April, 1997, three current and two former employees sued Lens, ten employees and four former employees of Lens, alleging racial discrimination under 42 USC ss. 1981. The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, lost wages and a court order declaring the alleged conduct unlawful. Lens and the other employees have denied the allegations; the former employees apparently have never been served with the complaint. After the Court sua sponte dismissed the complaint for improper pleading and Lens moved to dismiss the second amended complaint, plaintiffs filed a third amended complaint, which alleges the same causes of action. Lens also moved to dismiss most of the third amended complaint, and the Court granted the motion with leave for plaintiffs to file a fourth amended complaint. This case is presently pending as WOODSTOCK, et al. v. LENS EXPRESS, INC., et al., In the United States District Court for the Southern District of Florida, Case No. 97-6529-Civ-Hurley. Lens intends to move to dismiss the fourth amended complaint as well. Lens made offers of judgement for $750 to each plaintiff; one plaintiff accepted the offer. While Lens believes the claims to be without merit, there can be no assurance that it will prevail. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of (i) manufacturing, selling and servicing laser systems and related products to correct vision disorders; (ii) collecting per procedure license fees from users of its systems and (iii) selling contact lenses and related products by mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens"), which the Company acquired on May 15, 1996. On June 4, 1998, the Company and VISX Inc. ("VISX") dissolved Pillar Point Partners and have granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents included or includable in Pillar Point Partners. In August 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc. ("RCII") to LCA-Vision Inc. ("LCA") for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's vision center business, which was accounted for as a discontinued operation in 1996.

The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.

SECOND QUARTER RESULTS OF OPERATIONS

Revenues: Revenues for the three months ended June 30, 1998 increased 11% to $23.4 million from $21.1 million for the three months ended June 30, 1997. Revenues from system sales in the second quarter of 1998 increased substantially compared to the same period a year ago. Revenues from the Company's vision correction business increased 38% to $12.9 million in the second quarter of 1998 compared to $9.3 million in the same period a year ago. In the second quarter of 1998, sales of contact lens and related products decreased to $10.5 million from $11.8 million in the second quarter of 1997.

Cost of Revenues: Cost of revenues as a percentage of revenues increased to 61% in second quarter of 1998 from 59% in the second quarter of 1997. This increase was primarily attributable to higher cost of revenues associated with system sales offset by the favorable impact from increased manufacturing levels.

Operating Expenses: Selling, general and administrative expenses in the second quarter of 1998 were $7.2 million compared to $5.3 million in the same period a year ago, a 36% increase. Selling, general and administrative expenses as a percentage of revenues were 31% and 25% in the second quarter of 1998 and 1997, respectively. The Company has been making significant investments in the sales and marketing areas in order to grow laser vision correction procedure volume. To help offset this increase, the Company has worked aggressively to reduce its legal expenses. In the second quarter of 1997, the Company received a net payment of $4.5 million from VISX resulting from the settlement of patent litigation. This settlement resulted in a reduction of legal costs of $0.6 million in the second quarter of 1998 and $1.7 million in the second quarter of 1997. Research, development and regulatory expenses in the second quarter of 1998 increased to $1.8 million from $1.5 million in the second quarter of 1997, primarily as a result of increased spending on the Company's research and development efforts.

Net Income: In the second quarter of 1998, the Company and VISX, Inc. agreed to dissolve Pillar Point Partners and settled all pending litigation between the two companies. Under the settlement agreement, VISX paid the Company a total of $35.0 million. Excluding this settlement and related taxes and expenses, net income for the second quarter of 1998 was $0.9 million, or $0.03 per diluted share as compared to $2.6 million, or $0.08 per diluted share in the second quarter of 1997. Including the litigation settlement and related taxes and expenses, net income in the second quarter of 1998 was $30.5 million, or $0.97 per diluted share. Basic earning per share was $0.98 for the second quarter of 1998 and $0.08 per share for the second quarter of 1997.

Income Taxes: The Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $20.6 million as of December 31, 1997.

FIRST HALF RESULTS OF OPERATIONS

Revenues: Revenues for the six months ended June 30, 1998 increased 15% to $45.2 million from $39.5 million for the six months ended June 30, 1997. Revenues from system sales in the first half of 1998 increased substantially compared to the same period a year ago. Revenues from the Company's vision correction business increased 44% to $23.0 million in the first half of 1998 compared to $15.9 million in the same period a year ago. In the first half of 1998 and 1997, sales of contact lens and related products were $22.3 million and $23.5 million, respectively.

Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 61% in first half of 1998 from 62% in the first half of 1997. This decrease was primarily attributable to the favorable impact from increased manufacturing levels which more than offset the higher cost of revenues associated with system sales.

Operating Expenses: Selling, general and administrative expenses in the first half of 1998 were $14.4 million compared to $11.8 million in the same period a year ago, a 22% increase. Selling, general and administrative expenses as a percentage of revenues were 32% and 30% in the first half of 1998 and 1997, respectively. The Company has been making significant investments in the sales and marketing areas in order to grow laser vision correction procedure volume. To help offset this increase, the Company has worked aggressively to reduce its legal expenses. In the first half of 1997, the Company received a net payment of $4.5 million from VISX resulting from the settlement of patent litigation. This settlement resulted in a reduction of legal costs of $0.6 million in the first half of 1998 and $1.7 million in the first half of 1997. Research, development and regulatory expenses in the first half of 1998 increased to $3.6 million from $3.2 million in the first half of 1997, primarily as a result of increased spending on the Company's research and development efforts.

Net Income: In the first half of 1998, the Company and VISX, Inc. agreed to dissolve Pillar Point Partners and settled all pending litigation between the two companies. Under the settlement agreement, VISX paid the Company a total of $35.0 million. Excluding this settlement and related taxes and expenses, net income for the first half of 1998 was $1.1 million, or $0.04 per diluted share as compared to net income of $1.2 million, or $0.04 per diluted share in the first half of 1997. Including the litigation settlement and related taxes and expenses, net income for the first half of 1998 was $30.7 million, or $0.98 per diluted share. Basic earning per share for the first half of 1998 and 1997 was $0.98 and $0.04, respectively.

Income Taxes: The Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $20.6 million as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of June 30, 1998, the Company's cash and cash equivalent balances and short and long-term investments increased to $113.0 million from $74.1 million as of December 31, 1997. Shares of LCA common stock valued at $20.9 million and $8.1 million were included in long-term investments as of June 30, 1998 and December 31, 1997, respectively. Working capital increased to $89.1 million as of June 30, 1998 from $67.9 million as of December 31, 1997. In the first half of 1998, net cash provided by operating activities was $31.8 million compared to $3.9 million in the first half of 1997. As previously discussed, the Company received a $35.0 million payment in the second quarter of 1998 under a settlement agreement with VISX. Net income before depreciation and amortization in the first half of 1998 and 1997 was $32.4 million and $3.3 million, respectively.

In the first half of 1998, net cash used by investing activities of $3.2 million resulted primarily from a net increase in short and long-term investments of $2.3 million and capital expenditures of $2.2 million offset by a decrease in restricted cash of $1.3 million. In the first half of 1997, net cash used by investing activities of $11.1 million resulted primarily from a net increase in short and long-term investments of $11.1 million and capital expenditures of $1.4 million offset by a decrease in patents due to settlement of litigation of $1.3 million.

In the first half of 1998, net cash used by financing activities of $4.8 million were attributable to net repayments of long-term debt of $3.5 million and purchases of 250,000 shares of treasury stock for $1.4 million. In the second quarter of 1998, the Company agreed to privately place an aggregate of 217,510 shares of treasury stock with the former Lens shareholders as part of a litigation settlement. In the first half of 1997, net cash used by financing activities of $2.3 million were primarily attributable to repayments of long-term debt of $2.6 million.

In March 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At June 30, 1998, the Company had no borrowings under this facility. Also in March 1996, the Company's then wholly owned subsidiary, RCII, obtained a $20.0 million unsecured term loan, which was guaranteed by the Company. In July 1997, the Company and RCII entered into a Loan Modification Agreement with their lenders pursuant to which, inter alia, RCII was released from liability and the Company became the principal obligor under the term loan. At June 30, 1998, $7.5 million of borrowings were outstanding under this loan.

                           PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

      a) See Note 5 to Notes to Condensed Consolidated Financial Statements above (Part I, Item 1 of this filing), for description of pending material litigation

      b)    Material developments since March 31, 1998:

                  (i) In July, 1998, the Company reached a consent agreement with the FTC staff resolving all charges against the Company. The agreement includes a consent order requiring that Pillar Point Partners be dissolved and also prohibits the Company from entering into license fee agreements with VISX. In addition, the consent order requires that various rights and information be provided to customers. The consent agreement does not prohibit the Company from charging a per procedure fee for use of its equipment, nor is it an admission or finding of any wrongdoing. Under the FTC's regulations, the consent agreement has been presented to the FTC Commissioners. If accepted by the Commissioners, it will be published in the Federal Register for public comment.

                  (ii) On June 4, 1998, the Company and VISX settled all outstanding litigation between them, including the equipment royalty litigation in Federal Court in Massachusetts, and the LASIK royalty and Partnership dissolution litigation in Santa Clara County, California. Under the settlement, VISX and Summit have dissolved Pillar Point Partners and have granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents presently included or includable in Pillar Point. These cross-licenses permit each company, inter alia, to license each other's patents to users of their equipment. The Company and VISX will retain all rights to license their own patents to other manufacturers. As part of the settlement, VISX made a single, lump sum cash payment to the Company in the amount of $35 million.


ITEM 4: MATTERS SUBMITTED TO SHAREHOLDERS

The following matters were submitted to a vote of the shareholders at the Company's annual meeting held on May 28, 1998:

      PROPOSAL 1: Jeffrey A. Bernfeld and Richard M. Traskos were reelected to the Board of Directors, each for a three-year term.

THE FOLLOWING TABLE SUMMARIZES THE ELECTION RESULTS:

                                                       PROPOSAL 1
                                            -----------------------------------
                                              FOR            WITHHOLD AUTHORITY
                                            ----------       ------------------
                  Jeffrey A. Bernfeld       25,892,143            1,734,331

                  Richard M. Traskos        25,886,522            1,739,952


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.)  Exhibits:

      10    Settlement and Dissolution Agreement with VISX, Inc. dated June 4,
            1998

      11    Statement Re: Computation of per share earnings

      27    Financial Data Schedule (For EDGAR Filing Purposes Only)

b.)  Reports on Form 8-K:

        During the second quarter of 1998, the Company filed the following reports on Form 8-K:

                  (i) Form 8-K dated June 4, 1998 regarding settlement with VISX and dissolution of Pillar Point Partners

                  (ii) Form 8-K dated June 18, 1998 regarding change in registrant's certifying accountant


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


                                          SUMMIT TECHNOLOGY, INC.


Date: August 13, 1998                     By: /s/ Robert J. Palmisano
                                              --------------------------------
                                              Robert J. Palmisano
                                              Chief Executive Officer




Date: August 13, 1998                     By: /s/ Robert J. Kelly
                                              --------------------------------
                                              Robert J. Kelly
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer