Form 10-Q
period 1998-09-30
SUMMIT TECHNOLOGY INC
filed 1998-11-17
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: SEPTEMBER 30, 1998
                                     ------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


                         Commission File Number: 0-16937
                                                 -------

                             SUMMIT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


        Massachusetts                                  04-2897945
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



21 Hickory Drive, Waltham, Massachusetts                                02451
--------------------------------------------------------------------------------
(Address of principal executive officer)                              (Zip Code)


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

On October 30, 1998, 31,153,765 shares of common stock, par value $0.01 per share were outstanding.

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS; UNAUDITED)


                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1998            1997
------------------------------------------------------------------------------------------

ASSETS

Current assets:
      Cash and cash equivalents                                  $ 33,445         $ 33,720
      Short-term investments                                       36,754           26,770
      Receivables, net of allowances                               13,571            8,896
      Inventories                                                  14,121           14,494
      Prepaid expenses and other current assets                     3,891            2,533
      Due from related party                                           11                4
      Restricted cash                                                  --            1,264
                                                                  ------------------------
                Total current assets                              101,793           87,681

Long-term investments                                              27,851           13,583
Property and equipment, net                                         9,155            8,593
Patents, net                                                        4,422            4,769
Other assets                                                        1,138              477
------------------------------------------------------------------------------------------
                TOTAL ASSETS                                     $144,359         $115,103
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                           $  5,209         $  4,482
      Accrued expenses                                              9,367            7,197
      Current maturities of long-term debt                          5,193            5,142
      Deferred revenue                                              1,931            2,937
      Due to related party                                             --               28
                                                                  ------------------------
                Total current liabilities                          21,700           19,786
Long-term debt, less current maturities                             1,445            6,330
------------------------------------------------------------------------------------------
                Total liabilities                                  23,145           26,116
------------------------------------------------------------------------------------------

Stockholders' equity:
      Preferred stock, $.01 par value. Authorized
            5,000,000 shares                                           --               --
      Common stock, $.01 par value. Authorized 60,000,000
            shares; Issued 31,322,880 shares in 1998
            and 31,299,803 in 1997                                    314              313
      Additional paid-in capital                                  152,796          153,982
      Accumulated deficit                                         (28,934)         (60,313)
                                                                  ------------------------
                                                                  124,176           93,982

      Net unrealized loss on investment                            (2,130)          (4,835)
      Treasury stock, at cost, 169,115 shares
            in 1998 and 6,125 shares in 1997                         (832)            (160)
------------------------------------------------------------------------------------------
                Total stockholders' equity                        121,214           88,987
------------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $144,359         $115,103
==========================================================================================





See accompanying notes to condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                              THREE MONTHS                 NINE MONTHS
                                                            ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                            1998          1997          1998          1997
-----------------------------------------------------------------------------------------------------------

Revenues:
     Systems                                              $ 2,824       $ 2,131         $11,507     $ 5,412
     License fees, service and other                        8,411         6,910          22,705      19,578
     Contact lens and related products                     11,049        11,281          33,308      34,791
                                                          -------------------------------------------------
Total revenues                                             22,284        20,322          67,520      59,781

Cost of revenues                                           12,994        12,802          40,457      37,226
                                                          -------------------------------------------------

Gross profit                                                9,290         7,520          27,063      22,555
                                                          -------------------------------------------------
Operating expenses:
     Selling, general and administrative                    7,781         6,660          22,198      18,434
     Research, development and regulatory                   1,806         1,447           5,405       4,683
                                                          -------------------------------------------------
         Total operating expenses                           9,587         8,107          27,603      23,117
                                                          -------------------------------------------------

Operating income (loss)                                      (297)         (587)           (540)       (562)

Litigation settlement, net of related expenses                 --            --          34,386          --

Other income                                                1,027           632           2,485       1,887
                                                          -------------------------------------------------

Income before provision for income taxes                      730            45          36,331       1,325

Provision for income taxes                                     32            21           4,952         129
                                                          -------------------------------------------------

Income from continuing operations                             698            24          31,379       1,196

Gain on sale of discontinued operations                        --        10,711              --      10,711

Loss from discontinued operations                              --        (3,340)             --      (3,340)
-----------------------------------------------------------------------------------------------------------

         Net income                                       $   698       $ 7,395         $31,379     $ 8,567
===========================================================================================================

Basic and Diluted earnings per share:
         Income from continuing operations                $  0.02       $    --         $  1.00     $  0.04
         Gain on sale of discontinued operations               --          0.34              --        0.34
         Loss from discontinued operations                     --         (0.10)             --       (0.10)
                                                          -------------------------------------------------
         Net income                                       $  0.02       $  0.24         $  1.00     $  0.28
-----------------------------------------------------------------------------------------------------------
Weighted average number of common shares used for
     basic earnings per share calculation                  31,243        31,256          31,199      31,146


Weighted average number of common shares and
     dilutive securities used for diluted earnings
     per share calculation                                 31,297        31,443          31,231      31,324
===========================================================================================================



See accompanying notes to condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (IN THOUSANDS; UNAUDITED)


                                                       THREE MONTHS             NINE MONTHS
                                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                    1998          1997       1998          1997
-----------------------------------------------------------------------------------------------

Net income                                         $   698      $7,395      $31,379      $8,567
                                                   --------------------------------------------

     Net unrealized gain (loss) on investment      (10,210)         --        2,705          --

     Provision for income tax
          expense (benefit) at 39%                  (3,982)         --        1,055          --
                                                   --------------------------------------------
                                                    (6,228)         --        1,650          --
-----------------------------------------------------------------------------------------------

Comprehensive income (loss)                        $(5,530)     $7,395      $33,029      $8,567
===============================================================================================







See accompanying notes to condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                          1998            1997
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 31,379       $  8,567
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Gain on sale of discontinued operations                              --        (10,711)
        Depreciation and amortization                                     2,640          2,742
        Changes in operating assets and liabilities:
               Accounts receivable, net                                  (4,675)        (1,095)
               Inventories, net                                             373           (184)
               Prepaid expenses and other current assets                 (1,358)           952
               Accounts payable                                             727         (1,238)
               Accrued expenses                                           2,170          3,069
               Deferred revenue                                          (1,006)          (762)
               Related party, net                                           (35)           648
        Operating activities of discontinued operations                      --        (14,653)
----------------------------------------------------------------------------------------------
               Net cash provided (used) by operating activities          30,215        (12,665)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investments                                       (9,984)       (14,546)
(Increase) decrease in long-term investments                            (11,675)         4,191
Additions to property and equipment                                      (2,855)        (1,405)
Decrease in restricted cash                                               1,264            240
Other                                                                      (661)           982
Investing activities of discontinued operations                              --          9,948
----------------------------------------------------------------------------------------------
               Net cash used by investing activities                    (23,911)          (590)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of long-term debt                                         (4,834)        (3,939)
Proceeds from exercise of stock options                                      37            304
Proceeds from other shares issued                                            73            112
Purchases of treasury stock                                              (1,855)            --
Financing activities of discontinued operations                              --            139
----------------------------------------------------------------------------------------------
               Net cash used by financing activities                     (6,579)        (3,384)
----------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                      (275)        (16,639)

Cash and cash equivalents at beginning of period                         33,720         44,013
----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $ 33,445       $ 27,374
==============================================================================================

Supplemental cash flow information:
        Interest paid                                                  $    734       $    839
        Income taxes paid                                              $  1,965       $     94
==============================================================================================





See accompanying notes to condensed consolidated financial statements.

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

Summit Technology, Inc. and subsidiaries (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also collects per procedure license fees from users of its systems and participated in per procedure license fees payable to Pillar Point Partners, a partnership, formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. On June 4, 1998, the Company and VISX dissolved Pillar Point Partners and have granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents presently included or includable in Pillar Point Partners. Through its wholly-owned subsidiary, Lens Express, Inc., the Company primarily sells contact lenses and related products.

Recent Developments: On October 1, 1998, the Company announced it had entered into a definitive agreement with Orlando, FL-based Autonomous Technologies Corporation ("Autonomous")to acquire all of Autonomous' outstanding shares in exchange for 11.7 million shares of Summit common stock and an equal value of cash, not to exceed $50.0 million. The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission on November 6, 1998 in connection with the transaction. The actual value of the transaction will not be determinable until closing, which is currently expected to be in the first quarter of 1999. On October 28, 1998, the Company also announced that it had acquired from EyeTech Vision A.G., a Liechtenstein Corporation and EyeTech Vision, Inc., a Delaware Corporation, the German-made Krumeich-Barraquer microkeratome product line.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the interim periods.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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

New Accounting Standards: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income at the beginning of fiscal 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components.

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

Reclassifications: Before 1998, the Company recorded in its net revenues the gross license fee revenues from Pillar Point Partners and recorded the net license fee liability owed to Pillar Point Partners in its cost of revenues. Administrative expenses allocated to the Company from Pillar Point Partners were recorded as operating expenses as incurred. Effective January 1, 1998, the Company began recording as net revenues the license fee revenues of Pillar Point Partners net of license fees payable to Pillar Point Partners and net of administrative expense allocations. Certain prior year information has been reclassified to conform with present year presentation of data.

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

4.   INVENTORIES

         Inventories consist of the following:

                                                  SEPT. 30,          DEC. 31,
          (in thousands)                            1998               1997
          -------------------------------------------------------------------
          Raw materials and subassemblies          $ 3,769           $ 3,195
          Work in process                            2,315             2,147
          Finished goods                             8,037             9,152
          -------------------------------------------------------------------
                     Total                         $14,121           $14,494
          ===================================================================

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

Patent Litigation. Pillar Point Partners commenced patent infringement litigation against certain ophthalmologists believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems. These actions were originally pending as PILLAR POINT PARTNERS, et al. v. DAVID DULANEY, et al. (U.S. DISTRICT COURT, DISTRICT OF ARIZONA, CIVIL ACTION NO. 96-2051PHXPGR), PILLAR POINT PARTNERS, et al. v. JON G. DISHLER, et al. (U.S. DISTRICT COURT, DISTRICT OF COLORADO, CIVIL ACTION NO. 96-N-2351), and PILLAR POINT PARTNERS, et al. v. JUI-TENG LIN, et al. (U.S. DISTRICT COURT, MIDDLE DISTRICT OF FLORIDA, CIVIL ACTION NO. 97-54-CV-ORL-22). The defendants in the Dulaney and Dishler actions have asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable. Those defendants have also raised antitrust and Lanham Act counterclaims. A settlement has been reached in the Dulaney action, and a stipulation of dismissal has been lodged with the court.

Antitrust Litigation. In June, 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiff seeks, among other things, antitrust damages of at least $30,000 plus $2,500 to $3,000 per month until the date of judgment, trebling of those damages, compensatory and punitive damages on the fraud claim against the Company of at least $500,000 plus $2,500 to $3,000 per month until the date of judgment, attorney's fees, and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar antitrust claims and seeking substantially similar relief, including damages before trebling of at least $125,000 plus $12,500 per month until the date of judgment. The Company has denied the substantive allegations in these actions. Plaintiff's counsel in the Shepherd case has indicated that he intends to seek certification of the case as a class action.

On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek compensatory damages of at least $48,585.69, disgorgement of revenues and profits, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs. A magistrate judge has recommended that defendants' motion to dismiss this case be granted. Plaintiffs' objections to that recommendation are pending with the court.

In May, 1998, The Eye Professionals, P.A. of Millville, New Jersey commenced an action in the Federal District Court for the District of New Jersey against the Company and VISX. The case purports to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant for use of a Summit or VISX laser to perform laser vision correction surgery. The complaint alleges, inter alia, price-fixing in violation of Section 1 of the Sherman Act. The action seeks, inter alia, treble damages, costs of suit, attorneys' fees, and various forms of declaratory and injunctive relief. Similar actions were also filed in May, 1998 by Metropolitan Eye Center and Outpatient Surgical Facility, Inc. in the U.S. District Court for the Northern District of California against the Company, VISX, Summit Partner, Inc., and VISX Partner, Inc., and by New England Laser Vision, Inc. in the U.S. District Court for the District of New Jersey against the Company and VISX. In August, 1998, David R. Shapiro, M.D., filed another similar purported class action against the Company and VISX in the United States District Court for the District of Arizona. Plaintiffs in each of these cases have agreed to consolidation of the four purported class actions and filed a single consolidated amended complaint. The Company has been served with the Consolidated Amended Class Action Complaint in these actions. It purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995. The Consolidated Amended Complaint seeks, among other things, unspecified treble damages on behalf of plaintiffs and the alleged class, along with injunctive and declaratory relief.

In September, 1998, Laser Eye Center of Texas, L.L.P. and Warren D. Cross, M.D., filed a purported class action against the Company, Summit Partner, Inc., VISX, VISX, Partner, Inc., and Pillar Point Partners in the U.S. District Court for the Southern District of Texas. The suit purports to be a class action on behalf of all persons and entities who have paid money to defendants, or any of their subsidiaries, on a per procedure basis for the ability to use defendants' laser equipment or technology to perform laser vision correction surgery. Plaintiffs allege, among other things, violations of Sections 1 and 2 of the Sherman Act. They seek, among other things, treble damages on behalf of the alleged class, costs of suit, including attorneys' fees, and declaratory and injunctive relief. This case has now been transferred to the District of Arizona.

In June, 1998, Leslie L. Chisholm, Jr., M.D. filed another similar action in the Federal District Court for the District of Arizona against the Company, VISX, Summit Partner, Inc., VISX Partner, Inc., and Pillar Point Partners. In addition to price-fixing claims, the CHISHOLM action also asserts, inter alia, claims for monopolization, attempted monopolization, and conspiracy to monopolize in violation of Section 2 of the Sherman Act, as well as claims under the California Cartwright Act and other California statutes, for which disgorgement of alleged illegal profits and ill-gotten gains is sought. The parties have stipulated to the dismissal of this action without prejudice.

In late March, 1998, Janice Camp of Atlanta, Georgia commenced an action in Federal District Court for the District of Massachusetts against the Company and VISX. As amended in April, 1998, the complaint adds as a named plaintiff Jon Singer of Congers, New York. The case has been transferred to Federal District Court for the District of Arizona for consolidated pretrial proceedings. The case purports to be a class action on behalf of all similarly situated individuals who have undergone laser vision correction surgery. The complaint alleges, inter alia, price-fixing, monopolization, conspiracy to monopolize, violations of the Clayton Act, violations of the RICO Act, and violations of state consumer protection statutes. The action seeks, inter alia, treble damages, punitive or exemplary damages, costs of suit, attorneys' fees, and various forms of equitable relief, including disgorgement of ill-gotten gains and restitution. In response to defendants' motion to dismiss, plaintiffs have abandoned their federal antitrust claims. Defendants' motion to dismiss the RICO and state law claims is pending.

There can be no assurance that the federal antitrust actions pending as part of IN RE PILLAR POINT PARTNERS ANTITRUST AND PATENT LITIGATION will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the Company.

Consolidated California State Litigation. Beginning in late March, 1998, a number of actions brought by individuals under the Cartwright Act and California unfair competition laws were commenced against the Company, VISX, and related defendants in Superior Court of Santa Clara County. In May, 1998, these actions were consolidated as IN RE PRK/LASIK CONSUMER LITIGATION. In June, 1998, plaintiffs B.J. Snyder, Donna McMahan, Paula Mobsby, Helen Thomas, Carmen Ocariz, Martin Hermans, Ken Bartlett, Grace Geniusz, Jocelyn Joseph, Andrew Stoddard, and Cynthia Brubecker filed an Amended Consolidated Master Complaint for Damages ("Amended Complaint") in this matter against the Company, Summit Partner, Inc., VISX, and VISX Partner, Inc. The Amended Complaint purports to be filed on behalf of a nationwide class of persons who have undergone excimer laser surgery with a laser manufactured by the Company or VISX. The Amended Complaint seeks, inter alia, unspecified compensatory damages, restitution and/or disgorgement of alleged ill-gotten gains, prejudgment and postjudgment interest, costs of suit, and attorneys' fees, as well as various forms of declaratory and injunctive relief, including an order permitting any person or entity with which the Company or VISX or both have entered into any agreement since June 3, 1992, for the purchase, license, or use of any of the Pillar Point Patents to withdraw from such agreement without penalty or obligation. The Company and Summit Partner, Inc. have filed an answer denying generally the allegations of the Amended Complaint in this litigation. James Ballard filed a similar suit against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., Pillar Point Partners, and other individual defendants in Superior Court of San Diego County. This suit has been transferred to Santa Clara County and consolidated as part of IN RE PRK/LASIK CONSUMER LITIGATION.

There can be no assurance that the actions described above will be resolved in the Company's favor or that an adverse judgment or settlement would not have a material adverse effect on the Company.

Unconsolidated Antitrust and Patent Cases. In April, 1998, Penny Marks, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Florida state court against the Company and VISX. The case purports to be a class action on behalf of all individuals similarly situated in the State of Florida. The complaint alleges various violations of the Florida Deceptive Trade and Unfair Practices Act. The complaint seeks unspecified damages, costs, expenses, and attorneys' fees, as well as declaratory and injunctive relief. Plaintiff has filed a motion seeking class certification.

In June, 1998, Barbara Worcester, an individual who allegedly has had laser vision correction surgery performed, filed an action in Wisconsin state court against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., and Pillar Point Partners. The case purports to be a class action on behalf of all Wisconsin purchasers of refractive laser surgery procedures. The complaint alleges violations of Chapter 133 of the Wisconsin Statutes. The complaint seeks unspecified treble damages, attorneys' fees and costs, and declaratory and injunctive relief. Defendants have removed this action to Federal District Court in Wisconsin and are seeking to have it transferred to Federal District Court in Arizona.

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

Seriani Litigation. On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act
- - the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

Lens Express Employee Litigation. On or about February, 1997, a former employee allegedly filed an administrative complaint with the Florida Commission on Human Relations against Lens and a former employee of Lens, alleging sexual discrimination and harassment by the former employee, retaliatory demotion, and constructive discharge. On or about May, 1997, a current employee filed an administrative complaint with the same Florida agency, also alleging sexual discrimination and harassment by the same former employee. The Florida Commission referred both complaints to the U.S. Equal Employment Opportunity Commission for investigation. No investigations were completed before each complainant, represented by the same counsel, sued Lens and the former employee in Florida Circuit Court on or about September, 1997. Each complaint alleges sexual discrimination and harassment under the Florida Civil Rights Act and various other state common law claims; the former employee also alleges retaliatory demotion under the Florida Civil Rights Act. Each plaintiff seeks a court order prohibiting such alleged discrimination as well as unspecified compensatory and punitive damages. Lens answered each complaint, denying the allegations. On or about June 15, 1998, Lens settled all claims of the current employee for a nominal amount and without admitting any wrongdoing or liability. On or about October 30, 1998, another current employee filed an administrative complaint with the same Florida agency against Lens, alleging sexual discrimination by the same former employee and retaliation. Soon thereafter, this current employee filed a complaint in Florida state court against Lens and the former employee alleging battery, intentional infliction of emotional distress, invasion of privacy, negligent infliction of emotional distress, and false imprisonment against both Lens and the former employee, and negligent retention and supervision and negligent investigation against Lens. While Lens believes the claims of both the current and former employee to be without merit, there can be no assurance that it will prevail in either litigation.
Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

Lens Express Woodstock Litigation. On or about April, 1997, three current and two former employees sued Lens, ten employees and four former employees of Lens, alleging racial discrimination under 42 USC ss. 1981. The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, lost wages and a court order declaring the alleged conduct unlawful. Lens and the other employees have denied the allegations; the former employees apparently have never been served with the complaint. After the Court dismissed most claims in plaintiffs' third amended complaint, plaintiffs filed a fourth amended complaint in which they appear to have dropped claims against most of the individual defendants. Lens moved to dismiss the fourth amended complaint, and plaintiffs requested leave to file yet another amendment. Those motions are pending. This case is presently pending as WOODSTOCK, et al. v. LENS EXPRESS, INC., et al., In the United States District Court for the Southern District of Florida, Case No. 97-6529-Civ-Hurley. Lens made offers of judgement for $750 to each plaintiff; one plaintiff accepted the offer. While Lens believes the claims to be without merit, there can be no assurance that it will prevail.
Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

Lester Swartz Litigation. On or about June 23, 1998, a former Lens customer service representative filed a pro se complaint in federal court asserting eleven counts against Lens, the Company and numerous individual officers and employees of both corporations. The claims asserted are conspiracy, violation of Florida's Whisleblower Act, civil theft, fraud and deceit, breach of contract, breach of duty, gross negligence, negligent representations, negligent supervision, negligent infliction of emotional distress, and intentional infliction of emotional distress. Mr. Swartz alleges he suffered an "emotional explosion" as a result of the customer complaints he received in his position as a customer service representative at Lens. Mr. Swartz claims that Lens' sales department engaged in unlawful activities that, in turn, resulted in the customer complaints that caused this event. Mr. Swartz claims Lens promised him an indefinite leave of absence from work until he recovered and was fired when he did not return to work after two months. The complaint seeks unspecified compensatory damages for financial and emotional injury. Lens Express and the Company moved to dismiss the complaint on October 27, 1998 and served Mr. Swartz with a copy of a motion seeking sanctions for filing a frivolous lawsuit. At this juncture, it is not possible to say with certainty what is the likelihood of an outcome adverse to the Company or Lens in the event the lawsuit proceeds to trial. However, the Company believes the allegations of the complaint to be without merit and that meritorious defenses to liability and damages, if any, exist as a matter of fact and law.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of (i) manufacturing, selling and servicing laser systems and related products to correct vision disorders; (ii) collecting per procedure license fees from users of its systems and (iii) selling contact lenses and related products by mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens"), which the Company acquired on May 15, 1996. On June 4, 1998, the Company and VISX Inc. ("VISX") dissolved Pillar Point Partners and have granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents presently included or includable in Pillar Point Partners. In August 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc. ("RCII") to LCA-Vision Inc. ("LCA") for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's vision center business, which was accounted for as a discontinued operation in 1996.

On October 1, 1998, the Company announced it had entered into a definitive agreement with Orlando, FL-based Autonomous Technologies ("Autonomous") to acquire all of Autonomous' outstanding shares in exchange for 11.7 million shares of Summit common stock and an equal value of cash, not to exceed $50.0 million. The actual value of the transaction will not be determinable until closing, which is currently expected to be in the first quarter of 1999. Autonomous is also in the business of manufacturing, selling and servicing laser systems to correct vision disorders. The Autonomous LADARVison system offers small spot scanning and high performance eye tracking to eliminate errors caused by patient eye movement. Additional features, still under development, include the ability to perform highly customized ablations. On October 28, 1998, the Company acquired from EyeTech Vision A.G., a Liechtenstein
Corporation and EyeTech Vision, Inc., a Delaware Corporation, the German made Krumeich-Barraquer microkeratome product line.

The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.


THIRD QUARTER RESULTS OF OPERATIONS

Revenues: Revenues for the three months ended September 30, 1998 increased 10% to $22.3 million from $20.3 million for the three months ended September 30, 1997. Revenues from the Company's vision correction business increased 24% to $11.2 million in the third quarter of 1998 compared to $9.0 million in the same period a year ago. In the third quarter of 1998, sales of contact lens and related products decreased to $11.0 million from $11.3 million in the third quarter of 1997.

Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 58% in third quarter of 1998 from 63% in the third quarter of 1997. This decrease was primarily attributable to the favorable impact from increased manufacturing levels, increased license fee revenues and lower cost of revenues associated with contact lens and related products.

Operating Expenses: Selling, general and administrative expenses in the third quarter of 1998 were $7.8 million compared to $6.7 million in the same period a year ago, a 17% increase. Selling, general and administrative expenses as a percentage of revenues were 35% and 33% in the third quarter of 1998 and 1997, respectively. The Company has been making significant investments in the sales and marketing areas in order to grow laser vision correction procedure volume. Research, development and regulatory expenses in the third quarter of 1998 increased to $1.8 million from $1.4 million in the third quarter of 1997, primarily as a result of increased spending on the Company's research and development efforts.

Net Income: Income from continuing operations for the third quarter of 1998 was $.7 million, or $0.02 per basic and diluted share, as compared to $24 thousand or breakeven, for the third quarter of 1997. Net income of $7.4 million, or $0.24 per basic and diluted share, for the third quarter of 1997 included a one-time gain of $10.7 million, or $0.34 per basic and diluted share, on the sale of discontinued operations and related losses of $3.3 million, or $0.10 per basic and diluted share from discontinued operations.

Income Taxes: The Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $20.6 million as of December 31, 1997.

FIRST NINE MONTHS RESULTS OF OPERATIONS

Revenues: Revenues for the nine months ended September 30, 1998 increased 13% to $67.5 million from $59.8 million for the nine months ended September 30, 1997. Revenues from system sales in the first nine months of 1998 more than doubled compared to the same period a year ago. Revenues from the Company's vision correction business increased 37% to $34.2 million in the first nine months of 1998 compared to $25.0 million in the same period a year ago. In the first nine months of 1998 and 1997, sales of contact lens and related products were $33.3 million and $34.8 million, respectively.

Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 60% in first nine months of 1998 from 62% in the first nine months of 1997. This decrease was primarily attributable to the favorable impact from increased manufacturing levels and lower cost of revenues associated with contact lens and related products partially offset by higher cost of sales associated with system sales.

Operating Expenses: Selling, general and administrative expenses in the first nine months of 1998 were $22.2 million compared to $18.4 million in the same period a year ago, a 20% increase. Selling, general and administrative expenses as a percentage of revenues were 33% and 31% in the first nine months of 1998 and 1997, respectively. The Company has been making significant investments in the sales and marketing areas in order to grow laser vision correction procedure volume. In the first nine months of 1997, the Company received a net payment of $4.5 million from VISX resulting from the settlement of patent litigation. This settlement resulted in a reduction of legal costs of $0.6 million in the second quarter of 1998 and $1.7 million in the second quarter of 1997. Research, development and regulatory expenses in the first nine months of 1998 increased to $5.4 million from $4.7 million in the first nine months of 1997, primarily as a result of increased spending on the Company's research and development efforts.

Net Income: Net income for the first nine months of 1998 was $31.4 million, or $1.00 per basic and diluted share compared to net income of $8.6 million for the first nine months of 1997, or $0.28 per basic and diluted share. The results for the first nine months of 1997 include a one-time gain of $10.7 million, or $0.34 per basic and diluted share on the sale of discontinued operations and related losses of $3.3 million, or $0.10 per basic and diluted share from discontinued operations. During the first nine months of 1998, the Company received a $35.0 million payment from VISX, Inc. pursuant to a settlement agreement, under which Summit and VISX agreed to dissolve Pillar Point Partners and settled all pending litigation between the two companies. Excluding the $35.0 million settlement and related taxes and expenses, income from continuing operations for the first nine months of 1998 was $1.8 million, or $0.06 per basic and diluted share compared to $1.2 million, or $.04 per basic and diluted share for the first nine months of 1997.

Income Taxes: The Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $20.6 million as of December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of September 30, 1998, the Company's cash and cash equivalent balances and short and long-term investments increased to $98.1 million from $74.1 million as of December 31, 1997. Shares of LCA common stock valued at $10.8 million and $8.1 million were included in long-term investments as of September 30, 1998 and December 31, 1997, respectively. Working capital increased to $80.1 million as of September 30, 1998 from $67.9 million as of December 31, 1997. In the first nine months of 1998, net cash provided by operating activities of $30.2 million was primarily due to the $35.0 million payment the Company received in the second quarter of 1998 under a settlement agreement with VISX. Net cash used by operating activities of $12.7 million in the first nine months of 1997 included net cash used by discontinued operation of $14.7 million. Excluding the gain on the sale of discontinued operations, net income before depreciation and amortization in the first nine months of 1998 and 1997 was $34.0 million and $0.6 million, respectively.

In the first nine months of 1998, net cash used by investing activities of $23.9 million resulted primarily from an increase in short and long-term investments of $21.7 million due to the $35.0 million litigation settlement and capital expenditures of $2.9 million offset by a decrease in restricted cash of $1.3 million. In the first nine months of 1997, net cash used by investing activities of $.6 million resulted primarily from a net increase in short and long term investments of $10.4 million, additions to property and equipment of $1.4 million, a decrease in patents due to settlement of litigation of $1.3 million and net cash provided by investing activities of discontinued operations of $9.9 million.

In the first nine months of 1998, net cash used by financing activities of $6.6 million was attributable to net repayments of long-term debt of $4.8 million and purchases of 380,500 shares of treasury stock for $1.9 million. In the second quarter of 1998, the Company agreed to privately place an aggregate of 217,510 shares of treasury stock with the former Lens shareholders as part of a litigation settlement. In the first nine months of 1997, net cash used by financing activities of $3.4 million primarily resulted from net repayments of long-term debt obligations of $3.9 million.

In March 1996, the Company obtained a $20.0 million unsecured revolving credit facility. The facility expires in March 1999 and allows the Company to borrow at LIBOR plus 75 basis points or Prime Rate. At September 30, 1998, the Company had no borrowings under this facility. Also in March 1996, the Company's then wholly owned subsidiary, RCII, obtained a $20.0 million unsecured term loan, which was guaranteed by the Company. In July 1997, the Company and RCII entered into a Loan Modification Agreement with their lenders pursuant to which, inter alia, RCII was released from liability and the Company became the principal obligor under the term loan. At September 30, 1998, $6.3 million of borrowings were outstanding under this loan. The Company believes that consummation of the Autonomous acquisition will place the Company in technical breach of certain of the covenants included in these loan facilities. The Company is currently evaluating its options regarding debt and borrowing capacity.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue is the result of computer programs that are not able to differentiate between the year 1900 and the year 2000 because they were written using two digits instead of four digits to define the applicable year. A review of the Company's computer systems and software packages has been performed to identify the systems and software that could be affected by this issue. The Company currently believes that by upgrading its software packages to currently available versions, the Year 2000 problem will not pose a significant operational problem to the Company. Installation of Year 2000 compliant software is currently expected to be completed within the next six months. The costs related to software upgrades are not anticipated to be material and have been incurred in the normal course of operations. The Company currently offers two products which have the ability to process and store date/time data - the Apex excimer laser and the Apex Plus excimer laser. These lasers meet Year 2000 compliance requirements although their capability to record date/time does not impact clinical output. The Company has not surveyed third parties to inquire into their Year 2000 compliance status. There can be no assurance that the Company will not experience unexpected costs and delays in achieving Year 2000 compliance, which could result in a material adverse effect on the operations and financial position of the Company.


CAUTIONARY STATEMENTS AND RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Statements made in this news release contain information about the Company's future business prospects. These statements may be considered "forward looking". These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward looking statements. Among these risks and uncertainties are: competition from other manufacturers and vision correction technologies, delays in obtaining regulatory approvals, challenges to patents owned or licensed by the Company affecting per procedure revenues and adverse litigation results. For additional information and risks associated with the Company's business prospects, and future operating results, please refer to Summit's annual report on Form 10-K for the year ended December 31, 1997.

                           PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS


     a) See Note 5 to Notes to Condensed Consolidated Financial Statements above (Part I, Item 1 of this filing), for description of pending material litigation

     b)   Material developments since June 30,1998:

          (i) In August, 1998, the FTC Commissioners accepted the Company's consent agreement with the FTC staff resolving all charges against the Company and caused it to be published in the Federal Register for public comment.

          (ii) In November, 1998, Autonomous, the Company, an affiliate of the Company and Pillar Point Partners stipulated to the dismissal without prejudice of Autonomous' lawsuit against these entities. The stipulation did not include VISX, Inc. or its affiliate, which remain in the case.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits:

               11   Statement Re: Computation of per share earnings

               27   Financial Data Schedule (For EDGAR Filing Purposes Only)

          b.)  Reports of Form 8-K:

                    The Company filed a report on Form 8-K, dated October 1, 1998 regarding the proposed merger of the Company and Autonomous Technologies Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SUMMIT TECHNOLOGY, INC.




Date: November 13, 1998                      By: /s/ Robert J. Palmisano
                                                 ------------------------------
                                                 Robert J. Palmisano
                                                 Chief Executive Officer


Date: November 13, 1998                      By: /s/ Robert J. Kelly
                                                 ------------------------------
                                                 Robert J. Kelly
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer