Form 10-K/A
period 1997-12-31
SUMMIT TECHNOLOGY INC
filed 1999-03-23
CIK 813902

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
                             EXCHANGE ACT OF 1934
                                     OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the Year Ended December 31, 1997             Commission File Number: 0-16937

                            SUMMIT TECHNOLOGY, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                   04-2897945
          -------------                                   ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


          21 HICKORY DRIVE, WALTHAM, MASSACHUSETTS              02154
          -----------------------------------------------------------
           (Address of principal executive officer)       (Zip Code)

                                (781) 890-1234
                                --------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                 Common Stock and Common Share Purchase Rights
                 ---------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X  YES      NO
                                  ___     ___

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

ITEM 6.  SELECTED FINANCIAL DATA


(in thousands, except for per share amounts)
YEARS ENDED DECEMBER 31                      1997           1996            1995           1994            1993
                                     (As Restated) (2)
----------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS DATA
Total revenues (3)                        $ 79,650       $ 73,912        $ 95,258       $ 71,410        $ 68,549

Income (loss) from continuing
   operations                                  828        (13,491)          1,575        (14,433)         (6,487)

Income (loss) per share
   from continuing operations  (1)        $    .03       $  (.43)        $    .06       $   (.54)       $   (.26)

Weighted average number of
   common shares outstanding    (1)         31,400        31,174           27,892         26,593          25,305



BALANCE SHEET DATA
  Working capital                         $ 67,404      $ 73,085         $108,374       $ 23,560        $ 28,830

  Total assets                             115,103       133,660          161,661         54,288          55,230

  Long-term debt,
    less current maturities                  6,330        11,472              537            503             400

  Stockholders' equity                      88,987       101,947          138,239         38,692          42,611

(1) All per share data and weighted average share amounts have been restated to reflect the 3-for-2 stock dividend with a payment date of December 1, 1995. All per share amounts are the same for both basic and diluted earnings (loss) per share.

(2) The financial data as of and for the year ended December 31, 1997 has been restated as described in Note 16 to the 1997 consolidated financial statements.

(3) The financial data for 1997-1993 has been reclassified as described in
Note 16.

    Selected Financial Data for 1995-1993 has been restated to reflect the acquisition of Lens Express which has been accounted for as a pooling of interests and the divestiture of the Company's vision center business which has been reported as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of (i) manufacturing, selling and servicing laser systems and related products to correct vision disorders; (ii) collecting per procedure royalties from users of its systems and participating in per procedure royalties from its ownership in Pillar Point Partners ("Pillar Point Partners"), a partnership jointly formed by the Company (50%) and VISX, Incorporated ("VISX")(50%) in 1992; and (iii) selling contact lenses and related products by mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens"), which the Company acquired on May 15, 1996. On August 18, 1997, the Company sold its wholly-owned subsidiary Refractive Centers International, Inc. ("RCII") to LCA-Vision Inc. ("LCA") for 16,164,361 shares of LCA common stock. Prior to the sale, RCII owned and operated the Company's vision center business, which was accounted for as a discontinued operation in 1996.

    The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.

RESULTS OF OPERATIONS

1997 AS COMPARED WITH 1996

    Revenues: Revenues in 1997 increased 8% to $79.7 million from $73.9 million in 1996, primarily as a result of increased revenues from royalties, service and other revenues. Royalties, service and other revenues increased 76% from $14.5 million in 1996 to $25.5 million in 1997. Royalties, including the Company's equity in the income of PPP, more than doubled due to the substantial growth of laser vision correction procedures performed in the U.S. In 1997, sales of laser systems decreased to $7.6 million from $11.5 million in 1996, a 34% decrease. Sales of contact lenses and related products decreased slightly to $46.6 million in 1997 from $48.0 million in 1996.

Cost Of Revenues: Cost of revenues as a percentage of revenues decreased to 63% in 1997 from 76% in 1996. This decrease was primarily attributable to lower costs of revenues associated with royalty revenues and leasing programs. The cost of revenues of systems as a percentage of system revenues decreased to 112% in 1997 from 120% in 1996. In 1997 and 1996, cost of revenues of systems exceeded system revenues primarily due to unabsorbed manufacturing costs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for 1997 decreased 11% to $22.8 million from $25.6 million for 1996. This decrease reflects lower spending in both sales and marketing as well as general and administrative costs. Selling, general and administrative expenses as a percentage of revenues were 29% and 35% in 1997 and 1996, respectively. Sales and marketing expenses decreased in 1997 compared to 1996 due to lower payroll and benefit costs and lower marketing costs associated with the Company's contact lens business.

Research and Development Expenses: Research and development expenses for 1997 increased 5% to $6.2 million from $5.9 million for 1996. This increase was primarily related to increased spending on the Company's regulatory efforts to obtain FDA approval for use of the Apex Plus laser to treat astigmatism and hyperopia as well as a wider range of myopia.

Legal Expenses: Legal expenses were $1.4 million in 1997 and $4.8 million in 1996. In 1997, the Company recorded a $4.7 million reduction in legal expenses resulting from the settlement of patent litigations and recovery of certain legal costs due from the Company's insurance carrier. Legal expense in 1996 were offset by a $.8 million settlement of a patent litigation. Legal expenses in 1997 and 1996 were primarily related to patent litigation initiated by the Company to defend its intellectual property and in defense of shareholder litigation.

Discontinued Operations: In January 1997, the Company announced its plan to discontinue its Vision Center business owned and operated by Refractive Centers International, Inc., (RCII) a wholly owned subsidiary of the Company. Accordingly, the results of operations for this business were classified as discontinued operations as of December 31, 1996. On August 18, 1997, the Company sold RCII to LCA-Vision Inc. (LCA) in exchange for 16,164,361 newly issued shares of LCA common stock. On December 29, 1997, the Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. A dividend of one share of common stock of LCA was issued for every
3.5 (approximate) shares of the Company's common stock outstanding. Due to the distribution, the Company recorded a loss on investment of $.7 million, representing the difference between the fair market value of LCA common stock on the dividend declaration date of $23.6 million and its cost basis of $24.3 million. The remaining shares, which represent approximately 19.5 percent of LCA's outstanding shares, will be held by the Company and may not be sold prior to May 17, 1998. Accordingly, these shares have been classified as a long-term investment.

Net Income (Loss): Income from continuing operations for 1997 was $.8 million, or $.03 per basic and diluted share, as compared to a loss from continuing operations of $13.5 million, or $.43 per basic and diluted share, for 1996. The increase in income from continuing operations is primarily attributable to increased revenues and lower operating expenses. In 1997, the sale of the discontinued operation resulted in a net gain of $23.9 million, or $.76 per basic and diluted share which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. Losses from discontinued operations for 1997 were $3.3 million, or $.11 per basic and diluted share, as compared to $23.4 million, or $.75 per basic and diluted share for 1996. Net income for 1997 was $21.4 million, or $.68 per basic and diluted share as compared to a net loss of $36.9 million, or $1.18 per basic and diluted share for 1996.

Income Taxes: Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $20.6 million as of December 31, 1997.


1996 AS COMPARED WITH 1995

Revenues: Revenues in 1996 decreased 22% to $73.9 million from $95.3 million in 1995. This decrease was primarily attributable to lower sales of laser systems and a decrease in the average selling price of laser systems. Sales of laser systems were $11.5 million in 1996 compared to $37.8 million in 1995. This decrease in system sales was offset in part by an increase in royalties, service and other revenues. Royalties, service and other revenues increased to $21.0 million in 1996 from $6.5 million in 1995. Revenues from royalties began in October 1995 upon FDA approval of the Company's laser system to treat myopia in the U.S. During 1996 the Company introduced several per procedure leasing programs, revenue from which will be recognized over the lease term.

Cost of revenues: Cost of revenues as a percentage of revenues increased to 76% in 1996 from 64% in 1995. The cost of revenues of systems as a percentage of system revenues increased to 120% in 1996 from 44% in 1995 due to unabsorbed manufacturing costs, and lower average selling price of laser systems. These increases were partially offset by lower cost of revenues associated with royalty revenues which began in October 1995. In 1995, cost of revenues of royalties, service and other exceeded revenues primarily due to substantial costs incurred in development of the customer service organization.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for 1996 and 1995 was $25.6 million and $25.4 million respectively. Lower spending in selling, general and administrative costs was offset in part by one-time costs incurred in the acquisition of Lens Express, Inc.

Research and Development Expenses: Research and Development expenses for 1996 increased 6% to $5.9 million from $5.6 million for 1995. This increase was primarily related to increased spending on the Company's regulatory efforts to obtain FDA approval for use of the Apex Plus laser to treat astigmatism and hyperopia as well as a wider range of myopia.

Legal Expenses: Legal expenses for 1996 increased to $4.8 million from $2.3 million for 1995. This increase is primarily related to patent litigation initiated by the Company to defend its intellectual property and in defense of shareholder litigation.

Net Income (Loss): The loss from continuing operations for 1996 was $13.5 million, or $.43 per share, as compared to income from continuing operations of $1.6 million, or $.06 per share for 1995. The loss for 1996 was primarily due to lower revenues and higher legal expenses. The loss from discontinued operations for 1996 increased to $23.4 million, or $.75 per share from $4.5 million, or $.17 per share, for 1995. The net loss for 1996 was $36.9 million, or $1.18 per share and $3.0 million, or $.11 per share for 1995. All per share amounts are the same for both basic and diluted earnings (loss) per share.

Income Taxes: Due to the uncertainties noted above, the Company has continued to provide a 100% valuation allowance against its net deferred tax asset of approximately $19.7 million as of December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements have been met through external debt and equity financing. As of December 31, 1997, the Company's cash and cash equivalent balances and short and long-term investments increased to $74.1 million from $72.1 million as of December 31, 1996. Shares of LCA common stock valued at $8.1 million were included in long-term investments as of December 31, 1997. Working capital decreased to $67.9 million as of December 31, 1997 from $73.1 million as of December 31, 1996. In 1997, net cash used by operating activities of $10.8 million resulted primarily from net cash used by discontinued operations of $14.7 million. In 1996, net cash used by operating activities of $28.0 million resulted primarily from the net loss of $36.9 million. Excluding the gain on sale of discontinued operations, net income before depreciation and amortization was $.8 million in 1997 compared to a net loss before depreciation and amortization of $33.3 million for 1996.

    In 1997, net cash provided by investing activities of $5.1 million resulted primarily from investing activities of discontinued operations of $9.9 million offset by a net increase in short and long-term investments of $4.2 million and capital expenditures of $1.8 million. In 1996, net cash used by investing activities of $14.8 million resulted primarily from investing activities of discontinued operations of $16.4 million and capital expenditures of $5.6 million offset by a decrease in short and long-term investments of $7.0 million.

    In 1997, net cash used by financing activities of $4.6 million were primarily attributable to repayments of long-term debt of $5.0 million. In 1996, net cash provided by financing activities of $12.6 million were primarily attributable to net proceeds from the issuance long-term debt of $16.3 million and repayments of $3.0 million under a line of credit.

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


                                                     /s/ KPMG Peat Marwick LLP
                                                         KPMG Peat Marwick LLP


Boston, Massachusetts
March 6, 1998, except as to Note 10, which is as of March 27, 1998, and except for the restatement referred to in Note 16, as to which the date is March 9, 1999

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1997 AND 1996
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         DECEMBER 31,
                                                     --------------------
                                                       1997       1996
                                                     --------   ---------
                      ASSETS                      (As restated,
                                                   see Note 16)


Current assets:
 Cash and cash equivalents                           $ 33,720   $ 44,013
 Short-term investments (Note 15)                      26,770     19,393
 Receivables, net of allowances of $758 in
   1997 and $897 in 1996                                8,896      8,553
 Inventories (Note 4)                                  14,494     15,848
 Prepaid expenses and other current assets              2,042      2,222
 Due from related party (Note 13)                           4      1,726
 Restricted cash                                        1,264      1,502
                                                     --------   --------
    Total current assets                               87,190     93,257

 Long-term investments (Note 15)                       13,583      8,718
 Property and equipment, net (Note 5)                   8,593      9,381
 Patents, net (Note 6)                                  4,769      6,747
 Other assets                                             968        529
 Net assets held for discontinued operations
  (Note 3)                                                  -     15,028
                                                     --------   --------
    TOTAL ASSETS                                     $115,103   $133,660
                                                     ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $  4,482   $  3,771
 Accrued expenses (Note 7)                              7,197      5,974
 Current maturities of long-term debt (Note 8)          5,142      5,246
 Deferred revenue                                       2,937      3,634
 Due to related party (Note 13)                            28      1,547
                                                     --------   --------
    Total current liabilities                          19,786     20,172
Long-term debt, less current maturities (Note 8)        6,330     11,472
Deferred taxes                                              -         69
                                                     --------   --------
    Total liabilities                                  26,116     31,713
                                                     --------   --------
Stockholders' equity (Note 9):
 Preferred stock, $.01 par value.
  Authorized 5,000,000 shares                               -          -
 Common stock, $.01 par value. Authorized
  60,000,000 shares; Issued 31,299,803 shares
  in 1997 and 31,024,709 in 1996                          313        311
 Additional paid-in capital                           147,907    170,983
 Accumulated deficit                                  (47,789)   (69,187)
                                                     --------   --------
                                                      100,431    102,107

 Net unrealized loss on investment (Note 15)          (11,284)         -

 Treasury stock, at cost, 6,125 shares in 1997
   and 1996                                              (160)      (160)
                                                     --------   --------
    Total stockholders' equity                         88,987    101,947
                                                     --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $115,103   $133,660
                                                     ========   ========

         See accompanying notes to consolidated financial statements.

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1997       1996        1995
                                                                     -------    --------    --------
                                                                  (As restated,
                                                                   see Note 16)
Revenues:
  Systems                                                            $ 7,589    $ 11,484    $ 37,834
  Royalties, service and other                                        25,486      14,465       5,837
  Contact lens and related products                                   46,575      47,963      51,587
                                                                     -------    --------    --------
  Total revenues                                                      79,650      73,912      95,258

Cost of revenues:
  Systems                                                              8,490      13,776      16,523
  Royalties, service and other                                         9,788       9,366       9,739
  Contact lens and related products                                   31,721      33,173      34,794
                                                                     -------    --------    --------
  Total cost of revenues                                              49,999      56,315      61,056

Gross profit                                                          29,651      17,597      34,202
                                                                     -------    --------    --------
Operating expenses:
  Selling, general and administrative expenses                        22,762      25,564      25,443
  Research and development expenses                                    6,213       5,892       5,579
  Legal expenses                                                       1,369       4,776       2,295
                                                                     -------    --------    --------
  Total operating expenses                                            30,344      36,232      33,317
                                                                     -------    --------    --------
Operating income (loss) from continuing operations                      (693)    (18,635)        885

Other income                                                           1,658       5,188       1,467
                                                                     -------    --------    --------
Income (loss) from continuing operations
 before provision for income taxes                                       965     (13,447)      2,352
Provision for income taxes                                               137          44         777
                                                                     -------    --------    --------

Income (loss) from continuing operations                                 828     (13,491)      1,575
Gain on sale of discontinued operations                               23,910           -           -
Loss from discontinued operations                                     (3,340)    (23,366)     (4,542)
                                                                     -------    --------    --------

Net income (loss)                                                    $21,398    $(36,857)   $ (2,967)
                                                                     =======    ========    ========

Basic earnings (loss) per share
-------------------------------------------------------
Income (loss) per share from continuing operations                   $  0.03    $  (0.43)   $   0.06
Gain per share on sale of discontinued operations                       0.76           -           -
Loss per share from discontinued operations                            (0.11)      (0.75)      (0.17)
                                                                     -------    --------    --------

Net income (loss) per share                                          $  0.68    $  (1.18)   $  (0.11)
                                                                     =======    ========    ========

Diluted earnings (loss) per share
-------------------------------------------------------
Income (loss) per share from continuing operations                   $  0.03    $  (0.43)   $   0.06
Gain per share on sale of discontinued operations                       0.76           -           -
Loss per share from discontinued operations                            (0.11)      (0.75)      (0.17)
                                                                     -------    --------    --------

Net income (loss) per share                                          $  0.68    $  (1.18)   $  (0.11)
                                                                     =======    ========    ========

Weighted average number of common shares outstanding                  31,400      31,174      27,892


   See accompanying notes to consolidated financial statements.

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                 PREFERRED STOCK         COMMON STOCK         ADDITIONAL                    NET UNREALIZED
                                 -----------------    -------------------      PAID-IN     ACCUMULATED          LOSS ON
                                 SHARES  PAR VALUE    SHARES   PAR VALUE       CAPITAL       DEFICIT          INVESTMENT
                                 ------  ---------    ------   ----------    -----------   -----------      --------------
Balance at
  December 31, 1994                -      $   -       26,895      $269        $ 67,839      $ (29,363)         $     -
Sale of common stock,
  net of issuance costs            -          -        3,795        38          99,819              -
Exercise of stock options          -          -          248         2           2,734              -
Shares canceled                    -          -           (3)        -               -              -
Net loss                           -          -            -         -               -         (2,967)
                                 ----       -----     ------      ----        --------      ---------
Balance at
  December 31, 1995                -          -       30,935       309         170,392        (32,330)               -

Exercise of stock options          -          -          184         2           1,396              -
Other shares issued                                        9         1              94              -
Shares canceled                     -           -       (103)       (1)           (899)             -
Net loss                            -           -          -         -               -        (36,857)
                                 ----       -----     ------      ----        --------      ---------         --------
Balance at
  December 31, 1996                 -           -     31,025       311         170,983        (69,187)               -

Exercise of stock options           -           -         40         -             214              -
Other shares issued                 -           -        235         2             335              -
Dividend*                           -           -          -         -         (23,625)             -
Net unrealized loss
  on investment*                    -           -          -         -               -              -          (11,284)
Net income*                         -           -          -         -               -         21,398
                                 ----       -----     ------      ----        --------      ---------         --------
Balance at
  December 31, 1997                 -       $   -     31,300      $313        $147,907      $ (47,789)        $(11,284)
                                 ====       =====     ======      ====        ========      =========         ========


                                       TREASURY STOCK         TOTAL
                                       ---------------    SHAREHOLDERS'
                                       SHARES  AT COST       EQUITY
                                       ------  -------   -------------
Balance at
 December 31, 1994                          2   $ (43)      $ 38,702
Sale of common stock,
 net of issuance costs                      -       -         99,857
Exercise of stock options                   3     (89)         2,647
Shares canceled                             -       -              -
Net loss                                    -       -         (2,967)
                                       ------  ------       --------
Balance at
 December 31, 1995                          5    (132)      138,239

Exercise of stock options                   1     (28)        1,370
Other shares issued                         -       -            95
Shares canceled                             -       -          (900)
Net loss                                    -       -       (36,857)
                                       ------  ------      --------
Balance at
 December 31, 1996                          6    (160)      101,947

Exercise of stock options                   -       -           214
Other shares issued                         -       -           337
Dividend*                                   -       -       (23,625)
Net unrealized loss
 on investment*                                             (11,284)
Net income*                                 -       -        21,398
                                       ------  ------      --------
Balance at
 December 31, 1997 (as restated)            6  $ (160)     $ 88,987
                                       ======  ======      ========

   See accompanying notes to consolidated financial statements.

*As restated, see Note 16

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997        1996       1995
                                                      --------   ---------   --------
                                                   (As restated,
                                                    see Note 16)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $ 21,398   $ (36,857)  $ (2,967)
 Gain on sale of discontinued operations               (23,910)          -          -
 Loss on investment                                        675           -          -
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
  Depreciation and amortization                          3,301       3,605      2,437
  Recovery for losses on accounts receivables             (139)        (78)       (75)
  Changes in operating assets and liabilities:
   Receivables                                            (204)      7,671     (5,991)
   Inventories                                           1,354        (145)    (6,119)
   Prepaid expenses and other current assets                79        (844)      (240)
   Accounts payable                                        711      (2,603)     1,667
   Accrued expenses                                      1,083      (3,314)     2,772
   Deferred revenue                                       (697)        209        279
   Related party, net                                      203        (524)       345
  Operating activities of discontinued operations      (14,653)      4,858        117
                                                      --------   ---------   --------
Net cash used by operating activities                  (10,799)    (28,022)    (7,775)
                                                      --------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short-term investments                  (46,196)   (109,185)   (20,974)
  Purchases of long-term investments                    (9,686)     (9,718)   (15,565)
  Maturities of short-term investments                  26,557      37,050      7,670
  Maturities of long-term investments                    7,715      12,021      1,534
  Sales of short-term investments                       12,262      74,349        192
  Sales of long-term investments                         5,166       2,510        500

  Additions to property and equipment                   (1,834)     (5,593)    (2,282)
  Purchase of patents and application costs                  -        (553)      (245)
  (Increase) decrease in restricted cash                   238          33     (1,535)
  Other                                                    892         666      1,656
  Investing activities of discontinued operations        9,948     (16,403)    (2,188)
                                                      --------   ---------   --------
Net cash provided (used) by investing activities         5,062     (14,823)   (31,237)
                                                      --------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under line of credit                              -           -      3,000
  Repayments under line of credit                            -      (3,000)         -
  Proceeds from issuance of long-term debt                   -      20,000          -
  Repayments of long-term debt                          (5,000)     (3,750)         -
  Payments of capital lease obligations                   (246)       (266)      (517)
  Proceeds from sale of common stock                         -           -     99,857
  Proceeds from exercise of stock options                  214         480      2,629
  Proceeds from other shares issued                        337          85         18
  Financing activities of discontinued operations          139        (994)      (259)
                                                      --------   ---------   --------
Net cash provided (used) by financing activities        (4,556)     12,555    104,728
                                                      --------   ---------   --------

Increase (decrease) in cash and cash equivalents       (10,293)    (30,290)    65,716

Cash and cash equivalents at beginning of period        44,013      74,303      8,587
                                                      --------   ---------   --------

Cash and cash equivalents at end of period            $ 33,720   $  44,013   $ 74,303
                                                      ========   =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                         $  1,108   $     272   $    427
Income taxes paid                                     $    106   $      57   $    863

    See accompanying notes to consolidated financial statements.

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


1. NATURE OF BUSINESS

    Summit Technology, Inc. and subsidiaries (the "Company") develops, manufactures and markets ophthalmic laser systems designed to correct common vision disorders such as nearsightedness, farsightedness and astigmatism. The Company also collects per procedure royalties from users of its systems and participates in per procedure royalties payable to Pillar Point Partners, a partnership, formed by the Company (50%) and VISX, Inc. ("VISX")(50%) to hold certain U.S. patents covering excimer laser systems and procedures. Through its wholly-owned subsidiary, Lens Express, Inc., the Company primarily sells contact lenses and related products.


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

Revenue Recognition
    The Company recognizes revenue on product sales when the products are shipped and the customer takes ownership. The Company records any advance payments for products or services as deferred revenue. The Company accrues the cost of warranty and product upgrade obligations when the product is shipped. The Company recognizes service contract revenue ratably over the length of the contract. The Company recognizes revenue under laser equipment operating leases per the terms of the contract. The Company recognizes revenue on the sale of contact lenses and related products upon shipment. Non-refundable per procedure royalty fees are recognized upon shipment of Omnicards which are required to perform laser vision correction procedures with the Company's equipment in the U.S. The Company accounted for its interest in Pillar Point Partners ("PPP") using the equity method of accounting and recorded its equity in the net income of PPP as "license fees, service and other revenues." (See Notes 13 and 16).

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

Foreign Currency Translation

    The functional currency of the Company's foreign operations is the U.S. dollar. Assets, liabilities and expenses related to foreign operations are remeasured in U.S. dollars at the appropriate exchange rates. Gains and losses resulting from remeasurement are included in other income and expense.

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

Net Income (loss) Per Share
    The Company adopted the provisions of SFAS No. 128, Earnings per Share, effective for fiscal 1997. This Statement requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. The number of shares used to compute basic earnings (loss) per share were (in thousands) 31,400 in 1997, 31,174 in 1996 and 27,892 in 1995. Diluted earnings (loss) per share includes the effect of all dilutive potential common shares that were outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income
(loss) by the weighted-average number of common shares and dilutive securities. The number of shares used to compute diluted earnings (loss) per share were (in thousands) 31,591 in 1997. Diluted loss per share was not reported in 1996 and 1995 because the results produce an antidilutive result. Prior year earnings per share amounts have been restated to conform to the provisions of this Statement. All per share amounts for 1997, 1996 and 1995 are the same for both basic and diluted earnings (loss) per share.

Reclassifications
    Certain prior year information has been reclassified to conform with current year presentation of data.

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

    On August 18, 1997, the Company sold RCII to LCA-Vision Inc. (LCA) in exchange for 16,164,361 newly issued shares of LCA common stock. The sale of the discontinued operation resulted in a net gain of $23.9 million, which includes a gain on the sale of net assets held for discontinued operation and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. On December 29, 1997, the Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. A dividend of one share of common stock of LCA was issued for every
3.5 (approximate) shares of the Company's common stock outstanding. The remaining shares, which represent approximately 19.5 percent of LCA's outstanding shares, will be held by the Company and may not sold prior to May 17, 1998. Accordingly, the remaining shares have been classified as a long-term investment. The operating loss from discontinued operations for the year ended December 31, 1997, 1996 and 1995 was $3.3 million, $23.4 million, $4.5 million, respectively.

4. INVENTORIES

         Inventories consist of the following:

                                                    DECEMBER 31,
                                                  ----------------
                                                    1997     1996
                                                  -------  -------
Raw materials and subassemblies                   $ 3,195  $ 2,243
Work in process                                     2,147      728
Finished goods                                      9,152   12,877
                                                  -------  -------
     Total                                        $14,494  $15,848
                                                  =======  =======

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                    DECEMBER 31,
                                                  ----------------
                                                    1997     1996
                                                  -------  -------
Leasehold improvements                            $ 1,611  $ 1,625
Manufacturing and test equipment                    8,360    8,552
Furniture, fixtures and office
 equipment                                          6,896    6,455
Laser equipment held for leases                     5,093    3,494
                                                  -------  -------
     21,960                                                 20,126
Less accumulated depreciation                      13,367   10,745
                                                  -------  -------
  Net property and equipment                      $ 8,593  $ 9,381
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

6. PATENTS

         Patents consist of the following:

                                                    DECEMBER 31,
                                                  ----------------
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
                                                  =======  =======

7. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                    DECEMBER 31,
                                                  ----------------
                                                    1997     1996
                                                  -------  -------
             Accrued payroll and vacation         $ 1,427  $ 1,115
             Accrued warranty costs                   342      932
             Other accrued expenses                 3,575    3,927
             Accrued costs related to sale
               of  discontinued operations          1,853        -
                                                  -------  -------
               Total                              $ 7,197  $ 5,974
                                                  =======  =======

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

    At December 31, 1997, future payments of long term debt and capital leases and minimum rental payments under noncancellable operating leases of continuing operations were as follows:


                                                          LONG TERM DEBT   CAPITAL LEASES   OPERATING LEASES
                                                          --------------  ----------------  ----------------
Year ending December 31:
 1998                                                          $ 5,000          $ 160            $  864
 1999                                                            5,000             74               675
 2000                                                            1,250             12               410
 2001                                                                -              -               136
 2002                                                                -              -               136
 Thereafter                                                          -              -             3,316
                                                               -------          -----            ------
Minimum future debt payments                                    11,250            246            $5,537
Less amounts representing interest                                   -             24            ======
                                                               -------          -----
Present value of minimum future debt payments                   11,250            222
Less current maturities of long term debt                        5,000            142
                                                               -------           ----
Long term debt, less current maturities                        $ 6,250           $ 80
                                                               =======           ====

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

    The following table summarizes activity under all Plans for each of the three years in the period ended December 31, 1997:

                                             NUMBER OF                    WEIGHTED AVERAGE
                                             SHARES      PRICE PER SHARE  PRICE PER SHARE
                                             ---------   ---------------  ----------------
Options outstanding, December 31, 1994         894,705                         $ 12.13
      Options granted at market price           68,102    $19.17 - 33.75         23.31
      Options granted below market price        36,938             20.00         20.00
      Options lapsed or canceled               (48,356)    13.33 - 29.33         18.17
      Options exercised                       (248,314)      .67 - 22.83          9.48
                                             ---------

Options outstanding, December 31, 1995         703,075                           14.14
      Options granted at market price          832,161     5.375 - 31.13          6.23
      Options lapsed or canceled              (329,012)     5.38 - 33.75         17.76
      Options exercised                       (184,308)     4.33 - 22.83          7.58
                                             ---------

Options outstanding, December 31, 1996       1,021,916                            7.72
      Options granted at market price          697,684      4.53 -  9.13          6.81
      Options lapsed or canceled              (195,355)     5.38 - 29.33          9.25
      Options exercised                        (39,822)     5.38 -  5.50          5.39
                                             ---------                          ------

Options outstanding, December 31, 1997       1,484,423                          $ 7.16
                                             =========                          ======

    Options on 622,879 shares, 482,324 shares and 409,326 shares were exercisable under the Plans at December 31, 1997, 1996 and 1995, with a weighted exercise price per share of $7.92, $7.82 and $11.52, respectively. In addition, options on 225,000 shares, which were granted in 1989 under a separate executive stock option agreement, were exercised in 1997. In September 1996, options to purchase 130,342 shares were repriced through cancellation and reissuance. The number of shares of Common Stock reserved for granting of future options under all Plans was 829,635, 210,256 and 435,287 shares at December 31, 1997, 1996 and
1995, respectively. The weighted average fair value of options granted during 1997, 1996 and 1995 was $3.94, $3.43 and $12.33 per option, respectively.


    The following table summarizes significant ranges of outstanding and exercisable options under the Plans at December 31, 1997:

                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
------------------------------------------------------   -----------------------------
                                  WEIGHTED
                                  AVERAGE      WEIGHTED                   WEIGHTED
                                 REMAINING     AVERAGE                    AVERAGE
   RANGES OF         NUMBER     CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES    OUTSTANDING     LIFE         PRICE     EXERCISABLE      PRICE
---------------    -----------  -----------  -----------  -----------    ----------
$4.33 to $5.38      606,728        8.2         $ 5.32        424,389      $ 5.33
 5.50 to  6.50      421,456        9.4           5.78         55,766        5.62
 6.75 to 25.31      456,239        8.5          10.86        142,724       16.53

    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                      1997      1996      1995
                      ----      ----      ----

Expected life       4 years   4 years   4 years
Interest rate         6.19%     6.18%     6.38%
Volatility            70.5%     65.3%     51.5%
Dividend yield           0%        0%        0%

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

11. INCOME TAXES

The appropriate tax effect of each type of temporary difference and carryforward that gives rise to significant portions of the deferred tax assets and liabilities are as follows:


                                                         DECEMBER 31,
                                                     --------------------
                                                        1997       1996
                                                     ---------  ---------
Deferred tax asset:

       Net operating loss and other carryforwards    $ 19,926   $ 18,595
       Unrealized loss or marketable securities         4,514          -
       Research and development credit                    684        721
       Inventory adjustments                              145        349
       Warranty/other reserves                            526        509
       Other temporary differences                        252        250
                                                     --------   --------
       Subtotal                                        26,047     20,424
       Valuation allowance                            (25,078)   (19,695)
                                                     --------   --------
                                                          969        729
                                                     --------   --------
Deferred tax liability:

            Patent costs                                  441        534
            Other temporary differences                   528        195
                                                     --------   --------
                                                          969        729
                                                     --------   --------
Net deferred tax asset                               $      0   $      0
                                                     ========   ========

Due to the uncertainty of future taxable income being generated, the Company has recorded a valuation allowance against its deferred tax assets which more than likely will not be realized. The valuation allowance for deferred tax assets as of December 31, 1995, was $14,413. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was $5,383 and $5,282, respectively.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% as a result of the following:


                                                          December 31,
                                                -------------------------------
                                                  1997       1996        1995
                                                -------------------------------


Expected expense (benefit) at federal            $ 338     $(4,706)     $ 823
 income tax rate
Foreign, state, and other taxes, net of
 federal benefit                                    53          46        126
Change in valuation allowance for
 deferred tax assets allocated to
 income tax expense                               (254)      4,704       (172)
                                                 -----     -------      -----
Provision for income tax                         $ 137     $    44      $ 777
                                                 =====     =======      =====


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

In addition, the Company has research and experimentation credit carryforwards of approximately $684. The operating loss and tax credit carryforwards expire as follows:

      YEAR OF              NET OPERATING        RESEARCH & DEVELOPMENT
     EXPIRATION               LOSSES                  TAX CREDIT
  ------------------------------------------------------------------------
         2001                $     -                     $  8
         2002                      -                       31
         2003                      -                       41
         2004                      -                       64
         2005                      -                      111
         2006                      -                      165
         2007                  7,417                      188
         2008                  8,740                       76
         2009                 10,102                        -
         2010                      -                        -
         2011                 15,303                        -
         2012                  7,731                        -
  ------------------------------------------------------------------------
                             $49,293                     $684
  ========================================================================

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


13. PILLAR POINT PARTNERSHIP

    Pursuant to a partnership and licensing arrangement with VISX, the Company and VISX are obligated to pay royalties on U.S. equipment sales and procedures performed with such equipment in the U.S. to Pillar Point Partners. Pillar Point Partners is jointly owned by the Company (50%) and VISX (50%). The Company records as royalties, service and other revenues its equity (approximately 44%) in the net income of Pillar Point Partners. (Also see Notes 2 and 16)

14. SUPPLEMENTAL CASH FLOW INFORMATION

    For the year ended December 31, 1997, other non-cash transactions include proceeds of 16.2 million shares of LCA common stock valued at $30.4 million from the sale of discontinued operations and dividend distribution of 9.0 million shares of LCA common stock valued at $17.6 million. (see Note 3) Non-cash investing and financing activities were $49 thousand and $0.3 million in 1996 and 1995, respectively for capital lease obligations incurred.

15. INVESTMENT SECURITIES

    Short and long term investment securities consists of the following at December 31, 1997 and 1996:

                                                  FAIR VALUE
                                                  ----------
      At December 31, 1997
             U.S. Government securities           $      983
             Mortgage-backed securities                2,248
             Corporate bonds                          29,062
                                                  ----------
             Total debt  securities                   32,293
             Equity security                           8,060
                                                  ----------
                                                  $   40,353
                                                  ==========

      At December 31, 1996
             U.S. Government securities           $   14,512
             Mortgage-backed securities                5,759
             Corporate bonds                           7,840
                                                  ----------
             Total debt  securities               $   28,111
                                                  ==========

    At December 31, 1997, the cost of the equity security was $19,344 and the related unrealized loss of $11,284 was included as a separate component of stockholders' equity. The amortized cost of debt securities at December 31, 1997 and 1996 approximates fair value and as a result the Company has no unrealized holding gains or losses related to these securities.

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

    Gross realized gains included in other income in 1997 and 1996 were $185 and $104, respectively, and gross realized losses included in other income in 1997 was $721 and 1996 was $70.

16. RESTATEMENT AND RECLASSIFICATION

Restatement:

     In response to a review by the Staff of the Securities and Exchange Commission, the Company has restated its previously consolidated financial statements as of December 31, 1997 and for the year then ended, for transactions related to the sale of the Company's discontinued operations (see Note 3). With guidance from the Staff, the 16,164,361 newly issued shares of LCA common stock, representing the proceeds from the sale, were valued at a 10% discount from the market price of LCA common stock which resulted in a gain on the sale of discontinued operations of $23,910 in the third quarter of 1997, compared to a gain of $10,771 that the Company had previously recognized. In connection with the distribution of 9,000,000 shares of LCA common stock, the Company recorded a one-time non-cash loss on investment of $675 in the fourth quarter of 1997, representing the difference between the fair market value of LCA common stock on the dividend declaration date of $23,625 and its cost basis of $24,300. Previously, the distribution of LCA common stock was recorded at cost.

The impact of the restatement is summarized as follows:

                                                         Year Ended
                                                     December 31, 1997
                                             ---------------------------------
                                                                 As Previously
                                               As Restated            Reported
                                             -------------       -------------
STATEMENT OF OPERATIONS:
Other income                                   $     1,738           $   2,333*
Income from continuing operations                      828               1,503
Gain on sale of discontinued operations             23,910              10,711
Net income                                          21,398               8,874

Basic earnings per share:
------------------------
     Income per share from continuing
       operations                              $      0.03           $    0.05
     Gain on sale of discontinued operations          0.77                0.34
       Net income                                     0.69                0.28

Diluted earnings per share:
--------------------------
     Income from continuing operations         $      0.03           $    0.05
     Gain on sale of discontinued operations          0.76                0.34
      Net income                                      0.68                0.28


*Amount has been reclassified to conform with 1998 presentation as indicated below

                                                         Year Ended
                                                     December 31, 1997
                                             ---------------------------------
                                                                 As Previously
                                               As Restated            Reported
                                             -------------       -------------
BALANCE SHEET:
Additional paid-in capital                     $   147,907           $ 153,982
Accumulated deficit                                (47,789)            (60,313)
Unrealized loss on investment                      (11,284)             (4,835)


Reclassification:

     Effective January 1, 1998, the Company began recording as royalties, service and other revenues its equity (approximately 44%) in the net income
(loss) of Pillar Point Partners, which was $10,682, $6,674 and $(100) for the years ended December 31, 1997, 1996 and 1995, respectively. The Staff of the Securities and Exchange Commission has requested that information in the 1997 consolidated financial statements be reclassified to conform with the 1998 presentation. These reclassifications did not have any impact on net income
(loss) for the years ended December 31, 1997, 1996 and 1995 and were as follows:

                                                         1997                        1996                          1995
                                             ---------------------------  ----------------------------  ----------------------------
                                                Current    As Previously     Current    As Previously     Current      As Previously
                                             Presentation    Reported     Presentation    Reported      Presentation    Reported
                                             ------------  -------------  ------------  -------------   ------------  -------------

Revenues                                       $ 79,650      $ 88,791       $ 73,912      $ 80,477        $ 95,258      $ 95,898
Cost of revenues                                 49,999        55,902         56,315        62,438          61,056        61,358
                                             ------------  -------------  ------------  -------------   ------------  -------------
Gross profit                                    29,651         32,889         17,597        18,039          34,202        34,540
Operating expenses                              30,344         33,662         36,232        36,703          33,317        33,655
                                             ------------  -------------  ------------  -------------   ------------  -------------
Operating loss from continuing operations         (693)          (773)       (18,635)      (18,664)            885           885
Other income                                     1,658          1,738          5,188         5,217           1,467         1,467
                                             ------------  -------------  ------------  -------------   ------------  -------------
Income (loss) from continuing operations
    before provision for income taxes          $   965       $    965       $(13,447)     $(13,447)       $  2,352      $  2,352
                                             ============  =============  ============  =============   ============  ============


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           Quarter
                              ----------------------------------------------------------------------------------------
                                                                 Third (1)                           Fourth (1)
                                                          ---------------------------         ------------------------
                                                                                   As                               As
                                                                As         Previously               As      Previously
1997                          First          Second       Restated           Reported         Restated        Reported
                              -------       -------       --------         ----------         --------      ----------
Revenues                      $18,353       $21,106       $ 20,322         $   20,322         $ 19,869      $   19,869
Gross profit                    6,372         8,663          7,520              7,520            7,096           7,096
Income (loss) from             (1,400)        2,572             24                 24             (368)            307
 continuing operations
Gain on sale of                     -                       23,910             10,711                -               -
 discontinued
 operations
Loss from discontinued              -             -         (3,340)            (3,340)               -               -
 operations
Net income (loss)              (1,400)        2,572         20,594              7,395             (368)            307

Basic and diluted earnings
--------------------------
per share:
----------
Income (loss) from            $ (0.04)      $  0.08        $     -         $        -         $  (0.01)      $    0.01
 continuing operations
Gain on sale of                     -             -           0.76               0.34                -               -
 discontinued
 operations
Loss from discontinued              -             -          (0.11)             (0.11)               -              -
 operations
Net income (loss)               (0.04)         0.08           0.65               0.23            (0.01)          0.01

                                                                                              Quarter
                                                                  ----------------------------------------------------------------
                                                                   First              Second             Third             Fourth
1996
Revenues                                                           $23,921           $ 15,684            $18,247           $ 16,060
Gross profit                                                         7,933              3,180              6,379                105
Income (loss) from continuing operations                               (84)            (5,608)               584             (8,383)

Loss from discontinued operations                                   (3,470)            (6,373)            (4,524)            (8,999)

Net income (loss)                                                   (3,554)           (11,981)            (3,940)           (17,382)


Basic and diluted earnings per share:
------------------------------------
     Income (loss) from continuing operations                      $     -           $  (0.18)           $  0.02              (0.27)

     Loss from discontinued operations                               (0.11)             (0.20)             (0.15)             (0.29)

      Net income (loss)                                              (0.11)             (0.38)             (0.13)             (0.56)


   (1) The 1997 third quarter and 1997 fourth quarter results have been restated for transactions related to the sale of the Company's discontinued operations and distribution of LCA common stock (see
       Note 16).

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Summit Technology, Inc.:


Under date of March 6, 1998, except as to Note 10, which is as of March 27, 1998 and except for the restatement referred to in Note 16, as to which the date is March 9, 1999, we reported on the consolidated balance sheets of Summit Technology, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits .

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    /s/ KPMG Peat Marwick LLP
                                                        KPMG Peat Marwick LLP

Boston, Massachusetts
March 6, 1998, except as to Note 10,
  which is as of March 27, 1998 and
  except for the restatement referred
  to in Note 16, as to which the
  date is March 9, 1999

                                                                     SCHEDULE II


                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                 December 31, 1995, 1996 and 1997 (unaudited)
                                (in thousands)

DECEMBER 31, 1995                              Balance at Beginning   Additions/     Amounts      Balance at End
                                                     of Period       (Deductions)  Written Off       of Period
                                               --------------------  -----------   -----------    --------------
Allowance for Doubtful Accounts                       $1,049             ($75)        $    -          $974

DECEMBER 31, 1996                              Balance at Beginning   Additions/     Amounts      Balance at End
                                                     of Period       (Deductions)  Written Off       of Period
                                               --------------------  -----------   -----------    --------------
Allowance for Doubtful Accounts                       $  974           $  186         $  263          $897

DECEMBER 31, 1997                              Balance at Beginning   Additions/     Amounts      Balance at End
                                                     of Period       (Deductions)  Written Off       of Period
                                               --------------------  -----------   -----------    --------------
Allowance for Doubtful Accounts                       $  897           $  245         $  384          $758

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

 11            Statement Re: Computation of Per Share Earnings

 22 Subsidiaries, incorporated by reference to Exhibit 22 to the 1992 10-K

 23            Consent of KPMG Peat Marwick LLP, attached hereto

 27            Financial Data Schedule (For EDGAR Filing Purposes Only)

               Reports on Form 8-K

               None


               *Management Compensation Plan

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SUMMIT TECHNOLOGY, INC.


Date: March 23, 1999                             By: /s/ Robert J. Palmisano
      --------------                                 -----------------------
                                                     Robert J. Palmisano
                                                     Chief Executive Officer