Form 10-K
period 1998-03-31
SUMMIT TECHNOLOGY INC
filed 1999-03-31
CIK 813902

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
                             EXCHANGE ACT OF 1934
                                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                          EXCHANGE ACT OF 1934

For the Year Ended December 31, 1998             Commission File Number: 0-16937

                            SUMMIT TECHNOLOGY, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                              04-2897945
       ------------------------                      ------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


          21 HICKORY DRIVE, WALTHAM, MASSACHUSETTS             02451
         -------------------------------------------------------------
          (Address of principal executive officer)        (Zip Code)

                                (781) 890-1234
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: none Securities registered pursuant to Section 12(g) of the Act:
          Common Stock and Common Share Purchase Rights
          ----------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price for the registrant's voting stock on March 19, 1999, the aggregate market value of such voting stock held by non-affiliates of the registrant was approximately $173.3 million on said date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 19, 1999 was 31,153,765.

DOCUMENTS INCORPORATED IN TEXT BY REFERENCE

Certain portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of two operating segments: (i) vision correction, which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems and (ii) contact lenses and related products which are sold via mail order through its wholly-owned subsidiary Lens Express, Inc.

     On October 1, 1998, the Company entered into a definitive merger agreement with Orlando, FL-based Autonomous Technologies Corporation ("Autonomous") to acquire all of Autonomous' outstanding shares in exchange for 11.7 million shares of the Company's common stock and an equal value of cash, not to exceed $50.0 million. The actual value of the transaction will not be determinable until closing and is dependent upon numerous factors including, but not limited to, the market price of the Company's common stock prior to closing and any outstanding loan balance due from Autonomous. This acquisition is subject to the approval of the stockholders of the Company and Autonomous and is expected to close in April 1999.

     In October 1998, the Company acquired all rights to the Krumeich-Barraquer Microkeratome, a high-precision surgical cutting device utilizing disposable, single-use blades. This device is used by ophthalmologists in corneal surgery. The Company immediately began marketing the product in international markets and in December 1998, received 510K clearance from the Food and Drug Administration ("FDA") to begin marketing the product in the United States.

     The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.

VISION CORRECTION BUSINESS

Overview

     The Company develops, manufactures, sells and services ophthalmic laser systems ("Excimer Systems") and related products designed to correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism with a procedure known as Laser Vision Correction. The Company also collects per procedure license fees from users of its systems. On October 20, 1995, the Company's excimer system became the first excimer laser system to be approved by the FDA for commercial sale in the United States to treat nearsightedness. That approval covered use of the Company's Apex excimer system ("Apex") to treat nearsightedness between 1.5 and 7.0 diopters with a six millimeter ablation zone. On February 7, 1997, an advanced model of the Company's Excimer System, known as the Apex Plus ("Apex Plus"), was approved by the FDA for the same indications. On March 11, 1998, the FDA approved the Apex Plus for the treatment of nearsightedness with concomitant astigmatism using the Company's emphasis(R) laser disc ("Laser Disc"), a single use polymer disc that the Company has developed. Applications for Premarket Approval ("PMA") of the Apex Plus to treat farsightedness and higher ranges of nearsightedness ("high myopia") are presently pending before the FDA. However, the FDA has not yet approved the Excimer System for farsightedness or high myopia.

Per Procedure License Fees

     The Company derives a substantial portion of its revenue from the per procedure license fees it collects from users of its Excimer Systems in the U.S. through technology licensing. Accordingly, a principal element of the Company's business strategy is to increase the volume of refractive procedures performed on its U.S. systems through placement of new systems and increasing the volume of procedures performed on existing systems.

Market

     It is estimated that over 140 million people in the U.S. use eyeglasses or contact lenses to correct common vision disorders. Based on presently existing treatment modalities (some of which have not yet received FDA approval) and demographic considerations such as age and median income, the Company estimates the current potential U.S. market for Laser Vision Correction to be approximately 30 million people. The Company believes that Laser Vision Correction performed with the Excimer System will make it possible for many of these people to eliminate or reduce their reliance on corrective eyewear. The Company estimates that approximately 20%-25% of the estimated 400,000 laser vision correction procedures performed in the U.S. in 1998 were performed on Company Systems.

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

     Refractive Vision Disorders. Light enters the human eye through the cornea. In a properly functioning eye, the cornea bends (refracts) incoming light, causing the light to focus on the retina of the eye. A refractive vision disorder is the inability of the cornea to refract properly incoming light resulting in blurred vision. Nearsightedness (myopia), farsightedness (hyperopia) and astigmatism are the three most common refractive vision disorders. In a nearsighted eye, light is focused in front of the retina. In a farsighted eye, light is focused behind the retina. In an astigmatic eye, light is not focused at any one point. These disorders are commonly treated with corrective eyewear. The Company's excimer laser systems are used to change the shape of the cornea in a controlled manner so that light is properly focused on the retina thereby eliminating or reducing the need for corrective eyewear.

     Corneal Pathologies. Corneal pathologies, which include certain diseases, injuries and conditions of the cornea, can result in impaired vision, discomfort or blindness. Such pathologies include corneal opacities, irregular corneal surfaces and abnormal tissue growths on the cornea.

Products

     Excimer System. The Company's principal laser systems presently in use are the Apex and Apex Plus Excimer Systems. The Company no longer manufactures the Apex, which was replaced by the Apex Plus. Existing Apex Systems can, however, be upgraded to Apex Plus specifications. The FDA has approved both the Apex and Apex Plus for sale in the U.S. to treat mild to moderate nearsightedness and has approved the Apex Plus for treatment of mild to moderate nearsightedness with concomitant mild to moderate astigmatism. PMA applications seeking approval for the Apex Plus to treat farsightedness and high myopia are presently pending with the FDA. In addition to the U.S., the Company is seeking regulatory approval for the sale of its Excimer Systems in Japan. The Company's Excimer Systems deliver pulses of ultraviolet laser light to an eye to ablate (remove) submicron layers of tissue from the cornea. Most of the laser light that is generated is absorbed by the ablated (removed) corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. All Excimer System procedures are performed on an outpatient basis with topical anesthesia. These attributes make the Company's Excimer Systems well suited to corneal surgery.

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

     Microkeratome. The Summit Krumeich-Barraquer Microkeratome ("SKBM") is a medical device designed exclusively for use in ophthalmic surgery. The SKBM is used as a means of creating a lamellar flap on the anterior corneal surface.
The SKBM may be used to dissect a thin layer of corneal tissue that remains attached to the rest of the cornea via a small "hinge" of tissue. The size of the hinge, the blade traverse distance, the advancement speed of the steel blade, and the oscillation speed of the blade can be independently controlled and changed from case to case by the operator, by means of front panel settings. The SKBM utilizes disposable, single use blades. The SKBM received 510(k) concurrence from the FDA in December, 1998, allowing it to be marketed in the United States. Prior to 510(k) concurrence, the Company was marketing the SKBM in international markets only.

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

     When performing Laser Vision Correction with the Excimer System, the ophthalmologist determines the exact correction required (which is measured by the same examination used to prescribe eyeglasses or contact lenses) and programs the correction into the Excimer System's computer. The ophthalmologist prepares the cornea and positions the patient for the laser procedure. In some instances, the ophthalmologist prepares the cornea by using a microkeratome to surgically create a corneal flap and uses the laser to ablate tissue from the corneal surface exposed under the flap. This form of Laser Vision Correction is commonly referred to as LASIK (an acronym for Laser In Situ Keratomileusis). Neither the Company's Excimer Systems nor the SKBM have been FDA approved to perform LASIK procedures, nor does the Company believe that any laser or microkeratome products marketed by competing manufacturers have been FDA approved for LASIK. One of the Company's high myopia submissions presently pending before the FDA includes LASIK but has not yet been approved for this indication. The Company believes the majority of Laser Vision Correction procedures presently being performed in the U.S. are LASIK procedures being performed by opthalmologists as an "off-label" use. The Excimer System emits laser pulses, each of which lasts several billionths of a second, to ablate submicron layers of tissue from the cornea in a predetermined pattern to reshape the cornea and improve refraction of incoming light to the eye. The average procedure consists of approximately 150 laser pulses and lasts approximately 15 to 60 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

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

Sales and Marketing

     The Company sells its Excimer Systems and related products worldwide (subject to regulatory restrictions) through a direct sales force, independent sales representatives and distributors. The Company sells its products on open credit to select distributors and end users, but in many instances requires a letter of credit or a commitment from a third party lessor to secure payment. Through its Partnership Vision Plan program, the Company offers U.S. customers innovative programs which can bundle equipment, per procedure license fees, Laser Discs and service. The Company's sales force includes five refractive marketing representatives who assist customers in developing programs and materials to help to grow their laser vision correction practices.

Patents and Pillar Point Partners

     General. There are a number of U.S. patents covering methods and apparatus for performing corneal surgery with excimer lasers, including a large number owned by the Company and VISX. There also are many foreign patents covering apparatus for performing excimer laser corneal surgery, including patents or patent rights held by the Company, VISX and others.

     Pillar Point Partners. From June 3, 1992 to June 4, 1998, the Company, through a subsidiary, was a partner in Pillar Point Partners, a Delaware general partnership formed with a subsidiary of VISX, Inc. On June 3, 1992, the Company, through a subsidiary, entered into a Formation Agreement ("Formation Agreement") with a subsidiary of VISX to settle disputes regarding their U.S. patents covering methods and apparatus for performing ultraviolet laser corneal surgery (the "Subject Matter"). All U.S. patents then or thereafter granted to the Company or VISX which could have precluded either company from making, using or selling in the U.S. its excimer laser corneal surgery systems as designed on that date were, or were required to be, exclusively licensed or offered for exclusive license to Pillar Point Partners. Pursuant to the Formation Agreement, the Company and VISX (the "Partners") each contributed to Pillar Point Partners (also referred to as the "Partnership") the exclusive right to make, use and sell apparatus and perform (including the right to license others to perform) procedures covered by any of their U.S. patents relating to the Subject Matter (the "Pillar Point Patents"). The Partnership arrangement did not cover foreign patents. The Partnership's policy was to license Pillar Point Patents to manufacturers and sellers of ophthalmic excimer laser systems in the U.S., including the Company and VISX, in return for per procedure royalties and royalties on equipment sales.

     Simultaneously with the formation of the Partnership, the Company and VISX entered into separate license agreements with the Partnership, for the life of the Pillar Point Patents, whereby each was entitled to the benefit of the Pillar Point Patents. The patents which were included in the Partnership will begin to expire in May 2004 (seventeen years from the issuance date of the first patent), subject to the possible extension of the term of certain patents covering products regulated by the FDA.

     The Company, VISX and Pillar Point Partners became involved in several lawsuits with respect to Pillar Point Partners relating to royalties, patent infringement by others and antitrust issues. On March 24, 1998, the Federal Trade Commission ("FTC") commenced an administrative enforcement proceeding against the Company and VISX alleging antitrust violations in connection with the Partnership's patent arrangements. The FTC also alleged that certain of the patents licensed by VISX to the Partnership were fraudulently obtained by VISX. The FTC did not, however, challenge the validity of any of the Company's patents. The FTC sought, inter alia, an order dissolving Pillar Point Partners and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. On November 12, 1997, VISX informed the Company that in September of 1997, it had begun withholding royalty payments to the Partnership for LASIK procedures performed on VISX systems in the U.S., based upon an interpretation of its license agreement with the Partnership. On the same day, VISX commenced a lawsuit against the Company and the Partnership seeking a declaration that its contract interpretation was correct. The Company disagreed with the VISX interpretation and asserted counterclaims on behalf of itself and the Partnership, seeking to enforce the VISX license agreement. On February 17, 1998, VISX commenced a lawsuit against the Company seeking a dissolution of the Partnership, and the Company asserted counterclaims alleging breach of the Partnership's prohibition against voluntary dissolution.

     On June 4, 1998, the Company and VISX settled all outstanding disputes and litigation between them. Under the settlement, VISX and the Company dissolved Pillar Point Partners and granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents that were included or includable in Pillar Point. These cross-licenses permit each company, inter alia, to license each other's patents to users of their equipment. The Company and VISX retain all rights to license their own patents to other manufacturers. As part of the settlement, VISX made a single, lump sum cash payment to the Company in the amount of $35 million.

     Other. In 1992, IBM granted the Company a non-exclusive license to its patent covering excimer laser ablation of tissue and the Company agreed to pay to IBM a royalty of 2% of the net selling price of its Excimer Systems sold or leased in the U.S. and certain other countries. Although the Company has been notified that IBM's rights under its license agreement with the Company have been transferred, the Company does not believe the transfer will materially affect the Company's rights or obligations under the license. The Company has also entered into a license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, the Company has agreed to pay a royalty on certain laser components of its products.

Research and Product Development

     The Company expended $7.2 million, $6.2 million, and $5.9 million for research, engineering and product development, including regulatory and clinical affairs, during 1998, 1997 and 1996, respectively. The Research and Development and Regulatory/Clinical Departments, as of February 28, 1999, were comprised of 58 full-time employees.

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

Competition

     Competition in the Vision Correction Industry Generally. The vision correction industry is subject to intense competition. Laser Vision Correction competes with eyeglasses, contact lenses and RK as well as with other technologies and surgical techniques currently under development, such as implantable corneal rings, intraocular lenses and surgery using different types of lasers. On February 16, 1999, Keravision, Inc. announced it had received an approvable letter from the FDA for its implantable corneal ring product for correction of nearsightedness. On January 13, 1999, Keravision announced that the FDA Ophthalmic Devices Panel had recommended its corneal ring product for approval, with conditions, of up to 3.5 diopters of nearsightedness. Certain of the Company's competitors may have greater financial resources than the Company, which may enable them to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner. The success of any competitive alternatives to Laser Vision Correction would have a material adverse effect on the Company's business, financial condition and the results of operations.

     Competition in the Laser Vision Correction Industry. The Company's Excimer System currently competes with other manufacturers' excimer laser systems sold in the U.S. and abroad. To date, the Company's principal competition in the U.S. market for ophthalmic excimer laser equipment has been VISX. VISX received FDA approval for its excimer system for Laser Vision Correction to treat nearsightedness in March of 1996, astigmatism in April of 1997, high myopia in January of 1998 and farsightedness in November of 1998. The Company's PMA applications for high myopia and farsightedness are presently pending before the FDA. However, the Company's Excimer System is not presently approved to treat high myopia or farsightedness in the U.S., and there can be no assurance that it will ever be approved to do so. The version of the Apex Plus currently sold by the Company internationally permits treatment of moderate and high myopia, astigmatism, hyperopia and combinations of these disorders. The Company believes that approval of the VISX system for treatment of astigmatism prior to approval of the Company's Apex Plus System for treatment of astigmatism placed the Company at a competitive disadvantage in 1997 which adversely affected equipment sales and prompted some users to exchange their Excimer Systems for VISX systems. The Company believes that approval of the VISX system to treat high myopia in January of 1998 and hyperopia in November of 1998 has also given rise to a competitive advantage for VISX. The Company believes that in 1998 approximately 75-80% of U.S. laser vision correction procedures were performed on VISX systems. Additionally, competitors, both in the U.S. and abroad, have entered the equipment manufacturing business. Competing manufacturers of excimer laser systems may have greater financial resources than the Company, may be able to offer their products at a lower cost or may develop products that involve a lower per procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required. In the U.S., two additional competitors received FDA approval to market their systems in the U.S. in 1998: Autonomous and Nidek. The Nidek system was approved for up to 13 diopters of myopia but has not been approved to treat farsightedness or astigmatism. Nidek has stated that it does not intend to charge its customers per procedure license fees. In December, 1998, the Company commenced a patent infringement lawsuit against Nidek in the United States District Court for the District of Massachusetts. The Autonomous system was approved for up to 10 diopters of myopia and up to 4 diopters of astigmatism but has not been approved for farsightedness. The Company believes that one or both of LaserSite and Bausch & Lomb are likely to obtain regulatory approval to market ophthalmic excimer laser equipment in 1999. Although the Company believes that its Excimer Systems and unique Laser Disc technology leave it competitively well-positioned, there can be no assurance that the Company will compete successfully in the Laser Vision Correction Industry.

Competition in the Microkeratome Market

     There is substantial competition in the microkeratome market. Bausch & Lomb and Moria hold significant market share. In addition, there are several smaller companies offering microkeratomes for sale. Microkeratomes compete based on safety, efficacy, reliability, versatility, and price. Based on the Company's limited experience to date with the SKBM, the Company believes that it can compete effectively.

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

     The Company has obtained FDA approval to conduct several additional studies involving subsets of patients under the Company's Investigational Device Exemptions for Laser Vision Correction. In addition to the continuation, for patent monitoring purposes, of studies for which PMA supplements have already been submitted to the FDA (farsightedness and high myopia), the Company is currently conducting clinical trials with the Apex Plus for treatment of hyperopia with concomitant astigmatism using LASIK. The Company is also conducting clinical research at international sites in the area of customized ablations using the emphasis(R) Laser Disc and in large zone extended astigmatism treatment using LASIK.

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

     The Summit Krumeich-Barraquer Microkeratome ("SKBM") received clearance for US commercial distribution from FDA in December, 1998 through the "Premarket Notification" process. The 510(k) process requires that a manufacturer demonstrates the substantial equivalency of the subject device to a device already 510(k) cleared by FDA for commercial distribution in the United States. The "Premarket Notification" process is distinguished from the "Premarket Approval" (PMA) process that is applicable to the excimer laser in the United States. In the PMA process, typically requiring extensive clinical study data, approval from FDA requires a manufacturer to demonstrate the safety and efficacy of the subject. Unlike the 510(k) process which clears devices for United States commercial distribution, successful completion of a PMA leads to FDA approval of the device. The SKBM's approved indications for use are (i) keratoplasty and corneal harvesting and (ii) microlamellar keratoplasty.

LENS EXPRESS

Overview

     On May 15, 1996, the Company acquired Lens Express ("Lens"), a leading mail order distributor of contact lenses and related products in the United States. Lens' retail sales consist of new orders of contact lenses, reorders of contact lenses, program sales, sales of eye care solutions, lens case sales, sunglass sales, membership sales, vitamin sales and shipping and handling fees. Lens' wholesale sales are made to pharmacies and similar retail outlets and consist of sales of contact lenses, sales of eye care solutions and shipping and handling fees. Lens also markets certain of its eye care programs to large employers as a cost effective alternative to more traditional vision indemnity programs. Retail and group sales consisted of over 97% of total sales in 1998. See "Cautionary Statements and Risk Factors Affecting Future Operating Results - Risks Associated With Lens."

     The process of purchasing contact lenses through Lens Express consists of a few simple steps. A customer first places a call to the Lens 800 telephone number to order contact lenses. The Lens operators then explain that the company's services are available to the customer after Lens first receives a valid prescription. For customers without a valid prescription, Lens will supply the names of ophthalmologists or optometrists located in a customer's immediate location from its nationwide network of over 2,800 doctors who will provide an examination and prescription. Lens cannot distribute contact lenses to a patient without a verified prescription. Many states permit Lens to obtain telephone verification from the patient's contact lens prescriber; other states have stricter requirements, including at least one state which requires that Lens obtain a written copy of the patient's prescription before lenses may be shipped. Some practitioners resist verifying prescriptions to Lens because they regard Lens as their competitor in the sale of lenses to their customers. Approximately 30% of Lens' orders are shipped on the day the order is received. Of the balance, approximately 20% cannot be shipped on the day the order is received because the product is not in stock, and approximately 35% cannot be shipped on the day the order is received because Lens has not yet been able to verify the customer's prescription.

     Several manufacturers of contact lenses have historically refused to sell lenses to mail order distributors including Lens, and accordingly, Lens obtains most of its contact lens inventory from others. The price Lens pays for its inventory is therefore higher in some cases than those paid by practitioners, chains and others who are able to buy directly from the manufacturers. Although Lens has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there are some lens models that are difficult and/or expensive for Lens to obtain. This has resulted in Lens being unable to fill some customer orders at all or filling them at little or no profit and has negatively impacted Lens' growth and profitability. Lens believes that the manufacturers' "refusal to deal" with Lens is being challenged on antitrust grounds by the Florida State Attorney General and 31 other states.

     Most orders are shipped via two day air and paid for with a valid credit card or check by phone and Lens has little collection or bad debt expenses.

     Most of Lens' retail customers join the Lens Express Discount Club for a fee of $25 for three years or $40 for five years. Membership in this club entitles a member to purchase contact lenses and related products at member prices.

Competition

     The contact lens and solutions business is extremely competitive, and Lens competes actively for customers. Ophthalmologists/optometrists are Lens' primary competition, representing approximately 62% of all U.S. contact lens sales. Some of these practitioners are reluctant to provide Lens with prescription information for their patients, which can make it difficult for Lens to obtain the timely prescription verification it requires in order to ship contact lenses. National optical chains represent an estimated 25% of the U.S. contact lens market. Some pharmacies have recently begun to sell contact lenses directly to consumers. Several of the mass merchandisers, such as Wal-Mart, Sam's, and Costco, have entered the optical market offering lower prices than typically offered by chains and professionals. There are approximately 15 mail order contact lens companies in the United States, exclusive of Lens. Lens believes its principal mail order competitor to be 1-800-CONTACTS, Inc. Lens believes that 1-800-CONTACTS' stated policy of ignoring states' prescription verification laws and regulations, combined with extensive advertising, has enabled it to make significant inroads into Lens' market share. A number of companies offer vision care programs and indemnity plans which compete with the Lens Express Vision Care Program. Competition for eye care solutions is extremely intense and price sensitive with generic or private label solutions providing a cost advantage over traditional higher-priced branded products.

Marketing and Advertising

     Lens' sales are highly dependent upon the amount and effectiveness of its marketing and advertising. Lens utilizes primarily print, radio, television, Internet, inserts and referrals. These efforts have helped produce a database of over several million people who have expressed an interest in purchasing contact lenses and have requested a brochure from Lens. The use of a well-known celebrity spokesperson, in combination with the Company's reputation for quality, reliability and service, have contributed to Lens' growth and expanding name recognition. Lens has determined that the use of television represents the greatest opportunity for customer awareness and, therefore, sales of Lens products and services. In addition to television, Lens advertises in print. Lens also uses promotions with major credit cards to market its services and products. Periodically, Lens places coupons offering replacement contact lenses at special discounts in credit card monthly statements.

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

EMPLOYEES

     As of March 19, 1999, the Company and its subsidiaries employed 425 persons full-time in the U.S., Ireland and other countries. Of this number (i) 234 were employed in the Company's vision correction business (of whom approximately 51 were in manufacturing, 58 in research, engineering, product development and regulatory and clinical affairs, 47 in customer service and 78 in selling, marketing and administration, and (ii) 191 were employed by Lens. Of such employees, 356 are located in the U.S., 57 in Ireland and 12 in other parts of the world. None of such employees is represented by a union. The Company and its subsidiaries believe that relations with employees are good.

BACKLOG

     As of March 19, 1999, the Company had no significant backlog.

RECENT DEVELOPMENTS

     On February 23, 1999, the United States District Court for the Western District of Texas, San Antonio Division, granted summary judgment in favor of Summit, Summit Partner, Inc., and Pillar Point Partners in John Taboada v. VISX, Inc., et al. (Civil Action No. SA-97-CA-794-FB). Summit, Summit Partner, Inc., and Pillar Point Partners had filed a motion for summary judgment on November 20, 1998 and are no longer defendants in the case.

     On February 16, 1999, The Company withdrew its motion to dismiss a suit brought by Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., Inc., d/b/a Laser Eye Center against the Company, Pillar Point Partners, VISX and certain of its affiliates. The Company also filed a counterclaim against the plaintiffs and Antoine Garabet and Abraham Shammas, as individuals, alleging patent infringement. The plaintiffs filed suit on November 5, 1997 in the United States District Court for the Northern District of California asserting that The Company engaged in fraud in certain of its marketing and sales activities and seeking a declaratory judgment that patents held by Pillar Point are invalid and unenforceable because of alleged violations of the antitrust laws. The case is currently pending in the

United States District Court for the District of Arizona as part of In re:
Pillar Point Partners Antitrust and Patent Litigation (Civil Action No. MDL
1202).

     On February 10, 1999, The Company submitted a PMA supplement to the FDA for use of the Company's Apex Plus Excimer System for reduction or elimination of myopia from 0 to -14.0 diopters with or without astigmatism ranging from -0.50 to -5.0 diopters using LASIK in patients with documentation of a stable manifest reaction of 1 diopter during the one-year period prior to treatment and who are 18 years of age or older. On March 25, 1999, FDA notified the Company that it had filed this application and granted it expedited review. On January 30, 1998, the Company submitted a PMA supplement to the FDA for use of the Company's Apex and Apex Plus Excimer Systems to treat myopia of -6.0 to -22.0 diopters using photorefractive keratectomy and laser in situ keratomileusis. On September 10, 1998, the Company amended the January, 1998 submission to reduce the applied for range to myopia of -6.0 to -15.0 diopters using photorefractive keratectomy only. These submissions are presently pending.

     On December 28, 1998, the Company filed a patent infringement lawsuit in the United States District Court for the District of Massachusetts against Nidek, whose laser system recently received FDA approval. The suit alleges that Nidek's excimer laser system infringes certain of the Company's U.S. patents and seeks damages and injunctive relief. On January 29, 1999, a district court in Tokyo, Japan ruled against the Company in a patent infringement lawsuit which the Company initiated against Nidek in 1996. The Japanese lawsuit involved the Japanese counterpart of one of the two U.S. patents which the Company has alleged Nidek infringes in the U.S. lawsuit. The Company intends to appeal the Tokyo district court decision.

     In December 1998, the Company and Field Service Engineering Associates, Inc., an independent service organization, entered into a settlement agreement resolving their outstanding litigation. In 1995, the Company filed a lawsuit against Field Service alleging that it had serviced unapproved laser systems. As part of the settlement, the Company agreed to purchase a portion of Field Service's parts and tools inventory. Field Service agreed to the entry of a permanent injunction barring it from, among other things, servicing unapproved excimer systems or tampering with the Company's systems to disable the cardreaders which facilitate the Company's collection of per procedure license fees.

     On March 23, 1999, the Company was served with a complaint filed by Gary D. Vatter against the Company, the Massachusetts Eye and Ear Infirmary, and an ophthalmologist. The complaint characterizes patent license fees charged by the Company as "kickbacks" and alleges that the Company "encouraged the other defendants to select an assembly line method of operation in order to maximize their individual and collective profits." The complaint further alleges that, because of this, the plaintiff was offered only the "cheapest and fastest" method of eye fixation which "excluded medical or mechanical eye fixation and/or general anesthesia" and that, as a result, the plaintiff suffered personal injuries. Based on a preliminary review of the complaint, the Company believes it to be without merit and has turned the matter over to its insurer. The case is presently pending in the Massachusetts Superior Court as Civil Action No. 99-1205C.

     On March 24, 1999, the Company's Chief Executive Officer received a letter written on behalf of Olivia N. Serdarevic, M.D., claiming inventorship rights in the Company's Marshall and Azema patents (U.S. Patent Nos. 4,941,093 and 4,973,330, respectively). These patents, which issued in 1990, are the patents the Company claims are infringed in its lawsuit against Nidek described above. Based on its preliminary review, the Company believes these claims to be without merit. However, any successful inventorship claims to these patents would have a material adverse effect on the Company's business.

CAUTIONARY STATEMENTS AND RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

     This report contains information about the Company's future business prospects including, without limitation, statements about the size of the potential markets for Laser Vision Correction and the Company's Excimer Systems, the potential for per procedure license fees, FDA approvals, pending litigation, and the success of Lens. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The following cautionary statements identify important factors that may cause actual results to differ materially from those reflected in, or implied by, any such forward looking statements. The Company expressly undertakes no duty to update any forward-looking statement.

Risks Related to the Acquisition of Autonomous

If, as and when the Company completes its acquisition of Autonomous, it may experience difficulty in integrating the operations of the two companies and in realizing the benefits of the acquisition

     The proposed acquisition of Autonomous (the "Merger") involves the integration of two companies that have previously operated independently. The Company may not be able to integrate the operations of Autonomous without encountering difficulties or experiencing the loss of key employees, potential customers or suppliers, and the benefits expected from the integration may not be realized. If customers view the Merger of the companies as a negative development, the Company may lose customers and market share. In addition, there can be no assurance that the Company will realize anticipated synergies from the Merger. For example, Autonomous has only had limited experience manufacturing its LADARVision(R) Systems and has had no experience producing the system in significant quantities. Following the Merger the Company intends to assist Autonomous in developing its manufacturing capabilities. If it is unsuccessful in doing so, or if the effort requires greater resources, the expected benefits of the Merger may not be realized.

The Company and Autonomous might not be able to complete the proposed Merger if it is challenged on antitrust grounds

     There are a limited number of FDA approved manufacturers of laser vision correction equipment. Although we were not required to file for the Merger under the Hart Scott Rodino Antitrust Improvements Act of 1976, the Federal Trade Commission has evaluated the transaction and has advised us that is does not intend to challenge it on antitrust grounds. However, state attorneys general and private parties may bring actions under the antitrust laws under certain circumstances. We cannot predict whether any such party will take action to block the proposed transaction or what the outcome of any such proceeding would be. If such an action were commenced, the companies might not be able to complete the proposed transaction as currently structured or in a timely manner, if at all.

The Company's use of significant cash resources for the Merger and continuing operations may strain its liquidity and place the Company in technical default under financial covenants in its loan agreement

     A significant amount of the Company's cash resources will be used to complete the Merger and support the Autonomous operation after the Merger. This will put a significant strain on the Company's liquidity and could preclude the Company from having cash available to fund operations, make other acquisitions, or for other purposes. The cash portion of the purchase price of up to $50 million represented approximately 68% of the Company's cash, short-term investments and long-term investments excluding the value of LCA common stock at December 31, 1998 and net of bank borrowings. The Company expects that the Autonomous operation could require as much as $20 million before it reaches a cash flow break-even status, although this amount could fluctuate up or down depending on a variety of factors. The Company's use of cash to make loans to Autonomous and to complete the Merger places the Company in technical default under financial covenants contained in its bank loan agreement. This could give rise to an acceleration of the Company's bank indebtedness, further straining the Company's liquidity. As of March 19, 1999, the total principal amount of this indebtedness was $5,000,000.

The Merger will be dilutive to the Company's earnings in the near term

     The Merger is likely to delay the Company's efforts to achieve consistent profitability until at least the year 2000. Expenses related to research and development of Autonomous' CustomCornea/TM /technology as well as the amortization of goodwill and other capitalized items created by the Merger will reduce the Company's operating income or increase its operating loss for the applicable period. Earnings dilution from amortization of goodwill will increase to the extent the value of the consideration paid to Autonomous shareholders increases as a result of gains in the price of Summit stock prior to closing. In addition, the Company expects that the Autonomous operation will continue to have operating losses for at least the next twelve months as it ramps up manufacturing, commences a significant marketing campaign and continues incurring substantial research and development expenses. These operating losses will reduce the Company's operating income and will likely cause the Company to report operating losses during this period.

The market acceptance of two laser vision correction systems is unpredictable

     The Company cannot predict how existing and potential customers for laser vision correction systems will respond to the Company's offering two distinctly different laser vision correction systems. For example, sales of the Company's Apex Plus system could decline in anticipation of the availability of the Autonomous system, or the Company could lose existing Apex Plus customers who perceive that the Company's acquisition of the Autonomous system would result in less support for its existing installed base. However, the Company has not seen any evidence of this since publicly announcing the proposed Merger on October 1, 1998. The actual availability of the Autonomous system from a manufacturing viewpoint may not be sufficient to make up for any loss of sales of the Company's Apex Plus system while the Autonomous operation ramps up its manufacturing capability for the LADARVision System.

Competition Risks

New competitors may erode the Company's U.S. market share

     Nidek Co., Ltd. obtained FDA approval of its EC-5000 excimer laser system in December 1998. Other manufacturers, including Bausch & Lomb and LaserSight, are expected to obtain approval during 1999, giving them the right to market their systems commercially in the U.S. If ophthalmologists perceive new competitors' systems to be technologically or economically superior to the Company's, the Company could lose market share to these competitors. This could have a material adverse effect on the Company's business, financial conditions and results of operations.

Competitors may have broader approvals which could give them a competitive advantage over the Company

     In the United States, the FDA strictly regulates the types and ranges of surgical treatments that a manufacturer's laser vision system can perform. To the extent the FDA approves one manufacturer's system for a wider range of treatments than a competitor's system, a competitive advantage will arise. At present, the laser vision correction system manufactured by VISX, Inc. is FDA approved to perform a wider range of treatments than the Company's system, including farsightedness and higher degrees of nearsightedness and astigmatism. The laser vision correction system manufactured by Nidek is approved for a higher degree of nearsightedness than the Company's system (but is not approved for farsightedness or astigmatism). The Company's system is presently approved for mild to moderate nearsightedness and astigmatism. If the Company is unsuccessful in obtaining timely FDA approvals for farsightedness and for higher ranges of nearsightedness (applications for which are presently pending before the FDA), its ability to effectively compete in the U.S. against these companies (or future entrants with broader approvals) may be compromised.

Competitors may not charge their customers per procedure fees which, in turn, could affect the Company's ability to collect license fees

     The Company presently licenses a number of patents to users of its systems on a per procedure basis. The Company derives a substantial portion of its revenue from the per procedure fees it charges to license these patents. If competitors do not charge per procedure fees to users of their systems, the Company could be forced to reduce or eliminate the fees it collects. This could have a material adverse effect on the Company's revenues and financial performance. Nidek, one of the Company's competitors, has publicly stated that it does not intend to charge per procedure fees to users of its systems.

Proliferation of unapproved systems could adversely affect the Company's revenues

     The Company is aware that certain U.S. physicians are performing refractive procedures in the United States with laser vision correction systems that have not been approved by the FDA, including earlier versions of the Company's systems originally sold in international markets and so-called "homemade" or "black box" systems. Pursuing these potential infringers could be costly and might not result in any significant recoveries. Although the Company believes FDA enforcement action has had some positive impact on this problem, continued use or proliferation of these systems will negatively affect the Company's system sales and per procedure revenues. In addition, any adverse clinical consequences resulting from the use of these systems could negatively affect consumer acceptance of laser vision correction generally.

Illegal tampering with system configurations could adversely affect revenue collection

     The Company believes that some users of its Apex excimer systems in the United States have tampered with the software configuration of their systems to defeat the card reading system that facilities the collection of per procedure license fees. The Company's loss of per procedure fees as a result of this tampering could adversely affect its revenues and operating results.

New products and technologies could erode demand for the Company's products or make them obsolete

     In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different types of lasers. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than excimer laser vision correction, they could erode demand for the Company's excimer laser products or render such products obsolete. The Company believes that the Autonomous LADARVision System and CustomCornea/TM/ technology represents the next generation of excimer laser based vision correction technology and will remain technologically competitive into the next decade. However, if one or more competing technologies achieve broader market acceptance or render the LADARVision System obsolete, the Company may never realize the anticipated benefits of the Merger. This could have a material adverse effect on the Company's business, financial condition and results of operations.

Company Risks

The Company is involved in litigation that could subject it to significant liabilities and consume Company resources

     Since August 2, 1996, stockholders have commenced sixteen separate legal actions against the Company and its directors and officers. In addition, there are multiple state and federal antitrust lawsuits pending against the Company and VISX relating to the Pillar Point Partners arrangement that existed between the two companies from 1992 to 1998. All these lawsuits seek substantial monetary damages for alleged violations of securities or antitrust laws. Defending against these and other lawsuits has and will continue to consume considerable resources, including management time and attention, which has been diverted from operating the business. The potential recoveries, if the plaintiffs are successful, would have a significant negative effect on the Company's cash position. Litigation is inherently uncertain, and an adverse resolution of these actions may have a material adverse effect on the Company's financial position and operating results in the period they are resolved. See "Legal Proceedings."

Challenges to owned or licensed intellectual property could adversely affect our business

     Failure to maintain the protection afforded by certain of the Company's owned and licensed patents would have a material adverse effect on the Company's future revenues and earnings. These patents might ultimately be found to be invalid, or others might elect to infringe these patents or develop substantially equivalent or competitive products. On March 24, 1998, the FTC commenced an action challenging certain of the patents that VISX has licensed to the Company. Although the Company has settled its part of this litigation, the FTC is seeking an order to invalidate these VISX patents. In July 1997, a private party commenced a lawsuit against VISX in which he asserts that he is the sole inventor of a certain VISX patent. In March 1999 the Company received a notice from an individual claiming inventorship rights in certain of its key patents (see "Recent Developments"). Successful challenges to the validity and enforceability of any of the Company's patents or the patents licensed from VISX could have a material adverse effect on the Company's ability to collect per procedure license fees. Even if an unlicensed party's products or procedures infringe upon the Company's patents, it may be costly to enforce these rights. An infringement action may require the diversion of funds from the Company's operations and may require management to expend funds and effort that might otherwise be devoted to the Company's operations. Furthermore, the Company may not be successful in enforcing its patent rights. Any failure by the Company to prevail in patent infringement actions against others, or any success by others in invalidating or being found not to infringe patents owned or licensed by the Company, could have a material adverse effect on the Company's ability to collect per procedure fees.

     There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery that neither the Company nor Autonomous owns or has the right to use. If the Company or Autonomous were found to infringe a patent in a particular market, the Company and its customers may be enjoined from making, using and selling that product in the market or be required to obtain a fee-bearing license, if available on acceptable terms. Alternatively, the Company might be required to redesign the infringing aspects of these products. Any redesign efforts that the Company undertakes could be expensive and might require FDA review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, the Company could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on its business, financial and results of operations.

Failure or delay in obtaining regulatory approvals for products would adversely affect the Company's business

     The Company's excimer systems and related disposables are regulated medical devices under the Food, Drug and Cosmetics Act. As such, these devices, expanded treatment types and levels for these devices and significant design or manufacturing modifications require a premarket clearance by the FDA prior to commercialization in the United States. This approval process, which is lengthy and uncertain, requires underlying clinical studies and requires substantial commitments of financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would prevent the marketing of these systems and other devices or the marketing of these systems and other devices to treat expanded indications and impair the Company's ability to generate sales, which in turn would have a material adverse effect on its business, financial condition and results of operations.

The Company's and Autonomous' reliance on vendors for certain critical system components could jeopardize operations if alternative sources are not readily available

     The Company currently purchases certain components used in the production, operation and maintenance of its excimer systems and related products from a limited number of suppliers. Similarly, Autonomous obtains key components from a limited number of suppliers. If these suppliers were to cease providing components, the Company would be required to locate and contract with substitute suppliers, which it may not be able to do in a timely manner. Any interruption in the Company's ability to manufacture and service excimer systems on a timely basis would have a material adverse effect on its business, financial condition and results of operations.

Inadequacy or unavailability of insurance may expose the Company to significant liability

     The testing and use of human health care products entails an inherent risk of physical injury to patients and physicians and exposes the manufacturer to potential product liability and other damage claims. In addition, our products have high voltage power supplies and use corrosive gases. Although we maintain product liability insurance, a product liability claim assessed against us could exceed our insurance coverage. Adequate product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms. Even if a claim is covered by insurance, the costs of defending a product liability, malpractice, negligence or other action, and the assessment of damages in excess of insurance coverage, could have a material adverse effect on our business, financial condition and results of operations.

Competitive factors beyond its control could adversely affect Lens Express' competitive position and negatively affect the Company's revenues and profitability

     The operations of the Company's Lens Express unit could be adversely affected by certain risks beyond its control, including:

 . lack of consistent sources of supply

 . inability to obtain suitable advertising spots in selected media at cost-effective prices

 . state regulations

 . competition from other contact lens providers

     Because some contact lens manufacturers do not sell contact lenses directly to Lens Express, Lens Express must obtain product through indirect channels. Lens Express may not be able to obtain product through indirect channels at the times, prices and quantities it requires. If it is unable to obtain product from indirect suppliers, or is forced to do so on unfavorable terms, Lens Express' sales and profitability could be adversely affected. Lens Express' operations are subject to numerous state laws and regulations that govern the dispensing of replacement contact lenses. Although some states impose little regulation on mail order dispensing of contact lenses, other states have stricter requirements. Burdensome regulatory requirements imposed by certain states, such as prohibiting dispensing of replacement lenses without receipt of a written prescription, make it more difficult and expensive for Lens Express to sell replacement contact lenses in these states, and place Lens Express at a competitive disadvantage versus competing mail order sellers that are able to avoid or ignore these laws and regulations. Other states may enact or impose laws or regulations that prohibit mail order dispensing of replacement contact lenses or otherwise impair Lens Express' ability to sell lenses and operate profitability. In addition, the contact lens dispensing industry is subject to intense competition. Lens Express may lose market share to other contact lens providers electing to pursue a marketing strategy which, like that of Lens Express, emphasizes convenience and price, or to discount chains, wholesale clubs and other competitors.

The market price of the Company's stock historically has been volatile

     The volatility of the Company's common stock imposes a greater risk of capital losses on stockholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder's holdings of the Company's common stock. Factors such as announcements of technological innovations or new products by the

Company or its competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the excimer system is used, has and may continue to have a significant impact on the market price of the Company's common stock. Moreover, the possibility exists that the stock market (and in particular the securities of technology companies such as the Company) could experience extreme price and volume fluctuations unrelated to operating performance.

Safety and Efficacy Concerns

     Concerns with respect to the safety and efficacy of the Company's Excimer System to perform Laser Vision Correction include predictability and stability of results. Potential complications and side effects include: post-operative discomfort (which can include pain, itching, tearing and dryness of the eye); corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decreases in contrast sensitivity (which can lead to night vision difficulties); temporary increase in intraocular pressure and/or pupil enlargement in reaction to post-procedure medication; modest fluctuations in refractive capabilities during healing; modest decreases in best corrected vision (i.e., vision with corrective eyewear); unintended over- or under-corrections; disorders of corneal healing (including so-called "central islands"); corneal scars; corneal ulcers; induced regular or irregular astigmatism (which may cause blurred or double vision and/or shadow images); drooping of the eyelid; and iris inflammation. There can be no assurance that long-term follow-up data will not reveal additional complications that may have a material adverse effect on acceptance of Laser Vision Correction which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

MANUFACTURING AND FACILITIES

     The Company presently leases 50,000 square feet of manufacturing and office space in Waltham, Massachusetts, under a ten-year lease expiring in August 2000. The Company also leases a 25,000 square foot manufacturing facility in Cork, Ireland, under a lease expiring in 2026. At present, the Company manufactures its Excimer Systems exclusively at its Cork, Ireland facility and manufactures Laser Discs at both its Waltham and Cork facilities. The Company's microkeratome product is presently manufactured in Germany by a contract manufacturer. The Company believes that it has the capacity to manufacture a sufficient number of its products to satisfy demand. The Company also has the manufacturing space to produce products in greater volumes; however, any significant increase in manufacturing capacity will require the hiring and training of qualified manufacturing personnel.

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

     Federal Antitrust Litigation. In June, 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiff seeks, things, antitrust damages of at least $30 plus $2 to $3 per month until the date of judgment, trebling of those damages, compensatory and punitive damages on the fraud claim against the Company of at least $500 plus $2 to $3 per month until the date of judgment, attorney's fees, and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar antitrust claims and seeking substantially similar relief, including damages before trebling of at least $125 plus $12 per month until the date of judgment. The Company has denied the substantive allegations in these actions. Plaintiff's counsel in the Shepherd case has indicated that he intends to seek certification of the case as a class action.

     On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., Inc., d/b/a Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek compensatory damages on the fraud claim against the Company of at least $49, disgorgement of revenues and profits, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs. The Company has withdrawn its motion to dismiss and has filed a counterclaim for patent infringement against the plaintiffs and Antoine Garabet and Abraham Shammas, individually. On March 12, 1999, the Company was served with a complaint filed against it and Antoine Garabet, M.D., by Kathy Tedesco. In her complaint, Ms. Tedesco alleges that she was negligently treated for farsightedness by Dr. Garabet on a Company laser and asserts strict liability claims against the Company as manufacturer. The complaint seeks unspecified compensatory and punitive damages. The Company has never provided Dr. Garabet with equipment, software or service, nor are Company systems presently approved for treatment of farsightedness in the U.S. The Tedesco matter has been turned over to the Company's insurer. It is presently pending in the Superior Court of Los Angeles County, California, as Case No. B0203838.

     In May, 1998, The Eye Professionals, P.A. of Millville, New Jersey commenced an action in the Federal District Court for the District of New Jersey against the Company and VISX. The case purports to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant for use of a Summit or VISX laser to perform laser vision correction surgery. The complaint alleges, inter alia, price-fixing in violation of Section 1 of the Sherman Act. The action seeks, inter alia, treble damages, costs of suit, attorneys' fees, and various forms of declaratory and injunctive relief. Similar actions were also filed in May, 1998 by Metropolitan Eye Center and

Outpatient Surgical Facility, Inc. in the U.S. District Court for the Northern District of California against the Company, VISX, Summit Partner, Inc., and VISX Partner, Inc., and by New England Laser Vision, Inc. in the U.S. District Court for the District of New Jersey against the Company and VISX. In August, 1998, David R. Shapiro, M.D., filed another similar purported class action against the Company and VISX in the United States District Court for the District of Arizona. Plaintiffs in each of these cases have agreed to consolidation of the four purported class actions and filed and served a single consolidated amended complaint. It purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995. The Consolidated Amended Complaint seeks, among other things, unspecified treble damages on behalf of plaintiffs and the alleged class, along with attorneys' fees, costs, and injunctive and declaratory relief.

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

     In late March, 1998, Janice Camp of Atlanta, Georgia commenced an action in Federal District Court for the District of Massachusetts against the Company and VISX. As amended in April, 1998, the complaint adds as a named plaintiff Jon Singer of Congers, New York. The case has been transferred to Federal District Court for the District of Arizona for consolidated pretrial proceedings. The case purports to be a class action on behalf of all similarly situated individuals who have undergone laser vision correction surgery. The complaint alleges, inter alia, price-fixing, monopolization, conspiracy to monopolize, violations of the Clayton Act, violations of the RICO Act, and violations of state consumer protection statutes. The action seeks, inter alia, treble damages, punitive or exemplary damages, costs of suit, attorneys' fees, and various forms of equitable relief, including disgorgement of ill-gotten gains and restitution. In response to defendants' motion to dismiss, plaintiffs have abandoned their federal antitrust claims. A Magistrate Judge has recommended that defendants' motion to dismiss the RICO and state law claims be granted.

     Consolidated California State Litigation. Beginning in late March, 1998, a number of actions brought by individuals under the Cartwright Act and California unfair competition laws were commenced against the Company, VISX, and related defendants in Superior Court of Santa Clara County. In May, 1998, these actions were consolidated as IN RE PRK/LASIK CONSUMER LITIGATION. In June, 1998, plaintiffs B.J. Snyder, Donna McMahan, Paula Mobsby, Helen Thomas, Carmen Ocariz, Martin Hermans, Ken Bartlett, Jackie Kirk, Grace Geniusz, Jocelyn Joseph, Andrew Stoddard, and Cynthia Brubecker filed an Amended Consolidated Master Complaint for Damages ("Amended Complaint") in this matter against the Company, Summit Partner, Inc., VISX, and VISX Partner, Inc. The Amended Complaint purports to be filed on behalf of a nationwide class of persons who have undergone excimer laser surgery with a laser manufactured by the Company or VISX. The Amended Complaint seeks, inter alia, unspecified compensatory damages, restitution and/or disgorgement of alleged ill-gotten gains, prejudgment and postjudgment interest, costs of suit, and attorneys' fees, as well as various forms of declaratory and injunctive relief, including an order permitting any person or entity with which the Company or VISX or both have entered into any agreement since June 3, 1992, for the purchase, license, or use of any of the Pillar Point Patents to withdraw from such agreement without penalty or obligation. The Company and Summit Partner, Inc. have filed an answer denying generally the allegations of the Amended Complaint in this litigation. James Ballard filed a similar suit against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., Pillar Point Partners, and other individual defendants in Superior Court of San Diego County. This suit has been transferred to Santa Clara County and consolidated as part of IN RE PRK/LASIK CONSUMER LITIGATION.

     Other Antitrust and Patent Cases. In April, 1998, Penny Marks, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Florida state court against the Company and VISX. The case purports to be a class action on behalf of all individuals similarly situated in the State of Florida. The complaint alleges various violations of the Florida Deceptive Trade and Unfair Practices Act. The complaint seeks unspecified damages, costs, expenses, and attorneys' fees, as well as declaratory and injunctive relief. Plaintiff has filed a motion seeking class certification.

     In June, 1998, Barbara Worcester, an individual who allegedly has had laser vision correction surgery performed, filed an action in Wisconsin state court against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., and Pillar Point Partners. The case purports to be a class action on behalf of all Wisconsin purchasers of refractive laser surgery procedures. The complaint alleges violations of Chapter 133 of the Wisconsin Statutes. The complaint seeks unspecified treble damages, attorneys' fees and costs, and declaratory and injunctive relief. Defendants removed this action to federal court, and it has been transferred to the District of Arizona. In January, 1999, Karen Frankson, Virginia Harmes, and Beth Luetschwager, three individuals who allegedly have had laser vision correction surgery performed, filed a similar purported class action in Wisconsin state court. Defendants have removed this action to Federal District Court in Wisconsin and are seeking to have it transferred to Federal District Court in Arizona.

     In addition, the Company has recently become aware of a suit filed against VISX and the Company in the U.S. District Court for the District of New Jersey on February 4, 1999, by Carolina Eye Associates, P.A. and Carolina-South Eye Associates. This action, like the consolidated federal actions described above. purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September, 1995. The complaint alleges, among other things, price-fixing in violation of Section 1 of the Sherman Act and seeks, among other things, compensatory damages of at least $100 plus $8 per month from the filing of the complaint until the date of judgment, trebling of those damages, attorneys' fees, costs, and declaratory and injunctive relief.

     On December 28, 1998, the Company filed a patent infringement lawsuit in the United States District Court for the District of Massachusetts against Nidek, whose laser system recently received FDA approval. The suit alleges that Nidek's excimer laser system infringes certain of the Company's U.S. patents and seeks damages and injunctive relief. On January 29, 1999, a district court in Tokyo, Japan ruled against the Company in a patent infringement lawsuit which the Company initiated against Nidek in 1996. The Japanese lawsuit involved the Japanese counterpart of one of the two U.S. patents which the Company has alleged Nidek infringes in the U.S. lawsuit. The Company intends to appeal the Tokyo district court decision.

     In July, 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Inc., Summit Partner, Inc., and Pillar Point Partners. In December, 1997, Taboada amended his complaint to include the Company as an additional defendant. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. Patent No. 5,108,388 (the "`388 Patent") which names Dr. Trokel as the inventor. The `388 Patent has been assigned to VISX and is licensed to Pillar Point Partners. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under `388 Patent, charges defendants with infringement of the `388 Patent, alleges Lanham Act claims, and seeks monetary damages and injunctive relief. On February 23, 1999, the court granted summary judgement in favor of the Company, Summit Partner, Inc. and Pillar Point Partners.

     Seriani Litigation. On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act- - - the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

     Lens Express Employee Litigation. On or about February, 1997, a former employee allegedly filed an administrative complaint with the Florida Commission on Human Relations against Lens and a former employee of Lens, alleging sexual discrimination and harassment by the former employee, retaliatory demotion, and constructive discharge. On or about May, 1997, a current employee filed an administrative complaint with the same Florida agency, also alleging sexual discrimination and harassment by the same former employee. The Florida Commission referred both complaints to the U.S. Equal Employment Opportunity Commission for investigation. No administrative investigations were completed before each complainant, represented by the same counsel, sued Lens and the former employee in Florida state court on or about September, 1997. Each complaint alleges sexual discrimination and harassment under the Florida Civil Rights Act and various other state common law claims; the former employee also alleges retaliatory demotion under the Florida Civil Rights Act. Each plaintiff seeks a court order prohibiting such alleged discrimination as well as unspecified compensatory and punitive damages. Lens answered each complaint, denying the allegations. On or about June 15, 1998, Lens settled all claims of the current employee for a nominal amount and without admitting any wrongdoing or liability. On or about October 30, 1998, another current employee filed an administrative complaint with the same Florida agency against Lens, alleging sexual discrimination by the same former employee and retaliation. Soon thereafter, this current employee filed a complaint in Florida state court against Lens and the former employee alleging battery, intentional infliction of emotional distress, invasion of privacy, negligent infliction of emotional distress, and false imprisonment against both Lens and the former employee, and negligent retention and supervision and negligent investigation against Lens. While Lens believes the claims in both remaining cases to be without merit, there can be no assurance that it will prevail in either litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

     Lens Express Woodstock Litigation. On or about April, 1997, three then current and two former employees sued Lens, ten employees and four former employees of Lens, alleging racial discrimination under 42 USC ss. 1981. The plaintiffs sought an unspecified amount of compensatory damages, punitive damages, lost wages and a court order declaring the alleged conduct unlawful. Lens and the other employees denied the allegations; the former employees apparently were never served with the complaint. After the Court dismissed most claims in plaintiffs' third amended complaint, plaintiffs filed a fourth amended complaint in which they dropped claims against most of the individual defendants. Lens moved to dismiss the fourth amended complaint, and plaintiffs requested leave to file yet another amendment, which was granted. This case was pending as WOODSTOCK, et al. v. LENS EXPRESS, INC., et al., in the United States District Court for the Southern District of Florida, Case No. 97-6529-Civ-Hurley. Lens made offers of judgement for .75 to each plaintiff; one plaintiff accepted the offer. Thereafter, two former employees settled for nominal amounts and the two remaining current employees resigned and also settled for nominal amounts.

     Lester Swartz Litigation. On or about June 23, 1998, a former Lens customer service representative filed a pro se complaint in federal court asserting eleven counts against Lens, the Company and numerous individual officers and employees of both corporations. The claims asserted are conspiracy, violation of Florida's Whistleblower Act, civil theft, fraud and deceit, breach of contract, breach of duty, gross negligence, negligent representations, negligent supervision, negligent infliction of emotional distress, and intentional infliction of emotional distress. Mr. Swartz alleges he suffered an "emotional explosion" as a result of the customer complaints he received in his position as a customer service representative at Lens. Mr. Swartz claims that Lens' sales department engaged in unlawful activities that, in turn, resulted in the customer complaints that caused this event. Mr. Swartz claims Lens promised him an indefinite leave of absence from work until he recovered and was fired when he did not return to work after two months. The complaint seeks unspecified compensatory damages for financial and emotional injury. Lens Express and the Company moved to dismiss the complaint on October 27, 1998 and served Mr. Swartz with a copy of a motion seeking sanctions for filing a frivolous lawsuit. By Orders dated January 29, 1999, a United States Magistrate Judge recommended dismissal of the entire complaint and denial of the motion for sanctions. Mr. Schwartz filed objections to the Magistrate Judge's recommendation of dismissal of the entire complaint. On March 3, 1999, the court issued an Order adopting the Magistrate Judge's recommendation and dismissed the case without prejudice. The Company believes the allegations of the complaint were without merit and that meritorious defenses to liability and damages, if any, exist as a matter of fact and law.

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

     No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock $.01 par value ("Common Stock") is traded on the NASDAQ National Market System, under the symbol "BEAM." The following chart sets forth the high and low sales prices for the Common Stock during the indicated periods.

                        High    Low
                       ------  -----
1998
     First quarter     $ 7.25  $4.56
     Second quarter      7.50   4.50
     Third quarter       6.88   3.06
     Fourth quarter      6.13   3.00

1997
     First quarter     $ 8.88  $5.63
     Second quarter      7.75   5.38
     Third quarter       7.75   6.13
     Fourth quarter     10.13   4.13

      The closing price of the Common Stock on March 19, 1999 was $5.56. On March 19, 1999, the Common Stock was held of record by 2,593 persons and entities, including significant amounts of stock held in "street name."

ITEM 6.  SELECTED FINANCIAL DATA

     The Company's Selected Historical Consolidated Financial Data

     The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the Company's audited consolidated financial statements. This selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and notes and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in Item 7 of Part II of this Report.

                                                                               Years Ended December 31,
                                                           ----------------------------------------------------------------
                                                               1998        1997         1996         1995          1994
                                                           ------------  ---------  ------------  -----------  ------------
                                                                        (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA

Revenues  ..............................................      $ 91,641     $79,650     $ 73,912      $95,258      $ 71,410

Income (loss) from continuing operations(1)  ...........        36,730         828      (13,491)       1,575       (14,433)

Cumulative effect of accounting principle change(2)  ...       (10,103)         --           --           --            --

Net income (loss)  .....................................        27,570      21,398      (36,857)      (2,967)      (16,799)

Basic and diluted earnings (loss) per share:

  Income (loss) from continuing operations  ............      $   1.17     $   .03     $   (.43)     $   .06      $   (.54)
  Cumulative effect of accounting principle change  ....          (.32)         --           --           --            --
  Net income (loss)  ...................................           .88         .68        (1.18)        (.11)         (.63)

Weighted average number of common shares--basic  .......        31,244      31,400       31,174       27,892        26,593

Weighted average number of common shares--diluted  .....        31,292      31,591       31,174       27,892        26,593

Pro forma amounts assuming accounting principle change had been applied retroactively:

Net income (loss)  .....................................      $ 37,673     $22,682     $(37,772)     $(6,073)     $(19,966)

Net income (loss) per share--basic and diluted  ........      $   1.20     $   .72     $  (1.21)     $  (.22)     $   (.75)

                                                                                   December 31,
                                                             ----------------------------------------------------------
                                                                1998        1997        1996        1995        1994
                                                             ----------  ----------  ----------  -----------  ---------
                                                                                   (in thousands)
BALANCE SHEET DATA
Working capital  .......................................      $ 78,953    $ 67,404     $ 73,085     $108,374     $23,560
Total assets  ..........................................       144,925     115,103      133,660      161,661      54,288
Long-term debt, less current maturities  ...............           150       6,330       11,472          537         503
Stockholders' equity  ..................................       119,334      88,987      101,947      138,239      38,692

__________
(1) In the second quarter of 1998, the Company received a litigation settlement of $29.9 million, net of related taxes and expenses.
(2) In the fourth quarter of 1998, the Company changed its method of accounting for Lens Express membership fee revenues which were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The operations of Summit Technology, Inc. and subsidiaries (the "Company") presently consist of two operating segments: (i) laser vision correction which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems and (ii) contact lenses and related products which are sold via mail order through its wholly-owned subsidiary Lens Express, Inc. ("Lens").

     Prior to June 1998, the Company participated in per procedure license fees from its ownership interest in Pillar Point Partners ("PPP"), a partnership formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. The Company recorded as license fees, service and other revenues its equity (approximately 44%) in the net income of PPP. On June 4, 1998, the Company and VISX entered into a settlement agreement that dissolved PPP and granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents that were included or includable in PPP. The impact of dissolution of PPP on the Company's future results is not readily determinable primarily because the Company cannot estimate the amount of license fees that it would have received from users of VISX's systems through PPP. Under the terms of the settlement, the Company received a payment from VISX of $35.0 million and recorded a gain of $34.4 million, net of expenses associated with the settlement. Subsequent to the dissolution of PPP, the Company effectively retains 100% of all per procedure license fees performed on its systems because it no longer owes license fees to PPP for these procedures.

     On October 1, 1998, the Company entered into a definitive merger agreement with Orlando, FL-based Autonomous Technologies Corporation ("Autonomous") to acquire all of Autonomous' outstanding shares in exchange for 11.7 million shares of The Company's common stock and an equal value of cash, not to exceed $50.0 million. The actual value of the transaction will not be determinable until closing and is dependent upon numerous factors including, but not limited to, the market price of the Company's common stock prior to closing and any outstanding loan balance due from Autonomous. As part of the agreement, the Company has provided Autonomous an $8.0 million revolving line of credit under which Autonomous may borrow $1.5 million in any calendar month. One half of the amount outstanding under the revolver on the closing date of the transaction will reduce the cash consideration paid by the Company. This acquisition is subject to the approval of the stockholders of the Company and Autonomous and is expected to close in April 1999.

     In October 1998, the Company acquired all rights to the Krumeich-Barraquer Microkeratome, a high-precision surgical cutting device utilizing disposable, single-use blades. This device is used by ophthalmologists in corneal surgery. The Company immediately began marketing the product in international markets and in December 1998, received 510K clearance from the Food and Drug Administration ("FDA") to begin marketing the product in the United States.

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

RESULTS OF OPERATIONS

1998 as compared with 1997

     Revenues: Revenues in 1998 increased 15% to $91.6 million from $79.7 million in 1997. Revenues from the Company's laser vision correction business increased 36% to $44.9 million in 1998 compared to $33.1 million in 1997. Revenues from system sales, which include new placements as well as upgrades of laser systems, increased by 86% in 1998 compared to 1997. System sales in 1998 also include revenues from the Company's microkeratome product line, which was acquired in the fourth quarter of 1998. The volume of laser vision correction procedures performed on the Company's laser systems in the U.S. increased 25% in 1998 compared to 1997. Revenues from the Company's laser vision correction business during 1998 were also favorably impacted by the FDA approval in March 1998 of the Apex Plus to treat astigmatism utilizing the Company's emphasis(TM) disc. In 1998 and 1997, revenues from contact lens and related products were $46.8 million and $46.6 million, respectively. As discussed below in "Accounting Principle Change", the Company changed its method of accounting for Lens' membership fee revenues which resulted in a $2.6 million increase in 1998 contact lens and related products revenues.

     Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 57% in 1998 from 63% in 1997. This decrease was primarily attributable to the favorable impact from increased manufacturing levels and lower cost of revenues associated with contact lens and related products and license fee revenues. Cost of system revenues as a percentage of its revenue decreased to 80% in 1998 compared to 112% in 1997. In 1997, cost of system revenues exceeded system revenues primarily due to unabsorbed manufacturing costs. In 1998, cost of contact lens and related products revenues as a percentage of its revenues was 62% compared to 68% in 1997. This cost of revenue percentage in 1997 would have been 66% assuming the accounting principle change had been in effect in 1997.

     Operating Expenses: Selling, general and administrative expenses in 1998 were $30.2 million compared to $24.1 million in the prior year, a 25% increase. Selling, general and administrative expenses as a percentage of revenues were 33% and 30% in 1998 and 1997, respectively. The Company has incurred significant expenditures in sales and marketing in order to grow laser vision correction procedure volume, that included hiring additional personnel, increased promotions and development of product marketing materials for users of the Company's lasers. In 1998, increases in general and administrative expenses were primarily attributable to higher payroll and benefit costs associated with new management hires which occurred in the latter part of 1997. In 1997, the Company received a net payment of $4.5 million from VISX resulting from the settlement of patent litigation. This settlement resulted in a reduction of legal costs of $.6 million in 1998 and $2.6 million in the second quarter of 1997. The Company also recorded a $1.4 million reduction in legal expenses in 1997 resulting from the settlement of a patent litigation.

     Research, development and regulatory expenses in 1998 increased to $7.2 million from $6.2 million a year ago, primarily as a result of increased spending on the Company's research and development efforts in developing enhancements to the Apex Plus and increased regulatory efforts to obtain additional FDA approvals for the use of the Apex Plus to treat hyperopia as well as a wider range of myopia.

     Other Income (Expense): In 1998, the Company received a $35.0 million payment from VISX pursuant to a settlement agreement, under which The Company and VISX agreed to dissolve Pillar Point Partners and settle all pending litigation between the two companies. The litigation settlement, net of related expenses was $34.4 million. Interest income in 1998 increased slightly to $4.4 million in 1998 from $4.0 million in 1997, primarily due to higher average balances of cash and cash equivalent balances and short and long-term investments. Interest expense decreased to $.8 million in 1998 from $1.2 million as a result of lower borrowings. In the fourth quarter of 1998, other income included a $2.0 million gain from the sale of assets and in 1997 other income included a $.7 million loss on investment in connection with the distribution of LCA common stock as discussed below.

     Discontinued Operations: In January 1997, the Company announced its plan to discontinue its Vision Center business owned and operated by RCII, a wholly-owned subsidiary of the Company. Accordingly, the results of operations for this business were classified as discontinued operations at December 31, 1996.

     On August 18, 1997, the Company sold RCII to LCA in exchange for 16,164,361 newly issued shares of LCA common stock. The sale of the discontinued operations resulted in a net gain of $23.9 million, which included a gain on the sale of net assets held for discontinued operations and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. On December 29, 1997, the Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. Due to the distribution, the Company recorded a loss on investment of $.7 million, representing the difference between the fair market value of LCA common stock on the dividend declaration date of $23.6 million and its cost basis of $24.3 million.

     In the fourth quarter of 1998, the Company reversed an accrual related to the sale of discontinued operations which resulted in an additional gain on the sale of discontinued operations of $.9 million.

     Accounting Principle Change: Customers of Lens pay membership fees which entitle members to purchase contact lens and related products at member prices. During the fourth quarter of 1998, the Company changed its method of accounting for membership fee revenues which were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years. The Company believes that this method is preferable because it spreads revenue over the period that benefits are provided to members. In accordance with the provisions of Accounting Principles Board Opinion No. 20 "Accounting Changes", the Company recorded a one-time non-cash charge of $10.1 million, or $.32 per basic and diluted share, representing the cumulative effect of adopting the new accounting principle as of January 1, 1998.

     Net Income: Income from continuing operations was $36.7 million, or $1.17 per basic and diluted share, in 1998 compared to $.8 million, or $.03 per basic and diluted share in 1997. Excluding the $35.0 million litigation settlement and related expenses of $.6 million and related taxes of $4.5 million and the $1.9 million gain, net of tax, on the sale of assets, income from continuing operations in 1998 was $4.9 million, or $.16 per basic and diluted share compared to $2.1 million, or $.07 per basic and diluted share, in 1997 assuming that the accounting principle change had been in effect in 1997.

     Net income for 1998 was $27.6 million, or $.88 per basic and diluted share, compared to net income of $21.4 million for 1997, or $.68 per basic and diluted share. On a pro forma basis, assuming the accounting principle change had been in effect in 1997, net income for 1997 would have been $22.7 million, or $.72per basic and diluted share.

     Income Taxes: The effective tax rate for 1998 was 12% compared to 14% for 1997. The Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $11.3 million as of December 31, 1998. In 1998, the valuation allowance decreased $13.8 million primarily due to usage of net operating loss carryforwards.

1997 as compared with 1996

     Revenues: Revenues in 1997 increased 8% to $79.7 million from $73.9 million in 1996, primarily as a result of increased revenues from license fees, service and other revenues. License fees, service and other revenues increased 76% from $14.5 million in 1996 to $25.5 million in 1997. License fees, including the Company's equity in the income of PPP, more than doubled due to the substantial growth of laser vision correction procedures performed in the U.S. In 1997, sales of laser systems decreased to $7.6 million from $11.5 million in 1996, a 34% decrease. Contact lenses and related products revenues decreased slightly to $46.6 million in 1997 from $48.0 million in 1996.

     Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 63% in 1997 from 76% in 1996. This decrease was primarily attributable to lower costs of revenues associated with license fee revenues and leasing programs. Cost of system revenues as of percentage of system revenues decreased to 112% in 1997 from 120% in 1996. In 1997 and 1996, cost of system revenues exceeded system revenues primarily due to unabsorbed manufacturing costs.

     Operating Expenses: Selling, general and administrative expenses for 1997 decreased 20% to $24.1 million from $30.3 million for 1996. This decrease reflects lower spending in both sales and marketing as well as general and administrative costs. Selling, general and administrative expenses as a percentage of revenues were 30% and 41% in 1997 and 1996, respectively. Sales and marketing expenses decreased in 1997 compared to 1996 due to lower payroll and benefit costs and lower marketing costs associated with the Company's contact lens and related products business. In 1997, the Company recorded a $4.0 million reduction in legal expenses resulting from settlements of patent litigations. Legal expense in 1996 were offset by a $.8 million settlement of a patent litigation.

     Research, development and regulatory expenses for 1997 increased 5% to $6.2 million from $5.9 million for 1996. This increase was primarily related to increased spending on the Company's regulatory efforts to obtain FDA approval for use of the Apex Plus laser to treat astigmatism and hyperopia as well as a wider range of myopia.

     Discontinued Operations: As previously discussed in "1998 as compared with 1997", the Company recognized a gain of $23.9 million, or $.76 per basic and diluted share, on the sale of discontinued operations in 1997. Losses from discontinued operations were $3.3 million, or $.11 per basic and diluted share in 1997 and $23.4 million, or $.75 per basic and diluted share, in 1996.

     Net Income (Loss): Income from continuing operations for 1997 was $.8 million, or $.03 per basic and diluted share, as compared to a loss from continuing operations of $13.5 million, or $.43 per basic and diluted share, for 1996. The increase in income from continuing operations is primarily attributable to increased revenues and lower operating expenses. Net income for 1997 was $21.4 million, or $.68 per basic and diluted share, as compared to a net loss of $36.9 million, or $1.18 per basic and diluted share for 1996.

     Income Taxes: The effective tax rate for 1997 was 14% compared to 0% for 1996. The Company has continued to provide a 100% valuation allowance against its net deferred tax asset of $25.1 million as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements have been met through external debt and equity financing. As of December 31, 1998, the Company's cash and cash equivalent balances and short and long-term investments increased to $89.9 million from $74.1 million as of December 31, 1997. Shares of LCA common stock included in long-term investments as of December 31, 1998 and 1997 were valued at $9.8 million and $8.1 million, respectively. Working capital increased to $79.0 million as of December 31, 1998 from $67.4 million as of December 31, 1997. In 1998, net cash provided by operating activities of $30.0 million resulted primarily from income from continuing operations of $37.7 million which includes the receipt of a $35.0 million litigation settlement. In 1997, net cash used by operating activities of $10.8 million resulted primarily from net cash used by discontinued operations of $14.7 million. Excluding the gain on sale of discontinued operations, cumulative effect of accounting principle change and loss on investment, net income before depreciation and amortization was $40.5 million in 1998 compared to $.8 million in 1997.

     In 1998, net cash used by investing activities of $25.4 million resulted primarily from a net increase in short and long-term investments of $16.5 million, purchase of patents, intangibles and property and equipment of $6.4 million and a loan to Autonomous and deferred acquisition costs of $3.8 million. In 1997, net cash provided by investing activities of $5.1 million resulted primarily from investing activities of discontinued operations of $9.9 million offset by a net increase in short and long-term investments of $4.2 million and capital expenditures of $1.8 million.

     Net cash used by financing activities of $7.0 million in 1998 and $4.6 million in 1997 included $5.0 million repayments of long-term debt. In 1998, the Company also repurchased 380,500 shares of its common stock for $1.9 million.

     In 1996, the Company entered into a loan agreement consisting of a $20.0 million unsecured revolving credit facility ("facility") and a $20.0 million unsecured term loan ("term loan"). The $20.0 million facility expired in March 1999 and allowed the Company to borrow at LIBOR plus 75 to 125 basis points, based upon the financial results of the Company or the prime rate. As of December 31, 1998 there were no borrowings under the facility. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate.

     In the fourth quarter of 1998, the Company's loan to Autonomous placed the Company in technical default of a loan agreement covenant. This default permits the lenders to accelerate payment of the remaining balance of the term loan. The outstanding balance of the term loan of $6.3 million as of December 31, 1998 has been included in current maturities of long-term debt. The interest rate of the term loan at December 31, 1998 was 7.75%.

     The Company believes that consummation of the Autonomous acquisition will place the Company in technical default of certain covenants included in the loan agreement and place a significant strain on the Company's liquidity. The cash consideration to be paid to Autonomous stockholders of up to $50.0 million represents approximately 68% of the Company's cash and cash equivalent balances and short and long-term investments excluding the value of LCA common stock and net of the term loan at December 31, 1998. The Company is currently negotiating with its existing and other institutions for a new line of credit of approximately $20 million to $25 million. The Company is currently evaluating its options regarding debt and borrowing capacity. The Company believes that its existing corporate resources are adequate for at least the next twelve months to meet working capital needs and to fund corporate requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of its available-for-sale investment securities, changes in foreign currency exchange rates and changes in interest rates. The Company's market risk sensitive instruments are entered into for other than trading purposes.

     The Company's available-for-sale investment securities consist of debt securities, primarily corporate bonds and mortgage-backed securities, and 7.2 million shares of LCA common stock. The fair value of these investment securities at December 31, 1998 was $58.5 million, which included $48.8 million of debt securities and $9.8 million of LCA common stock with a corresponding accumulated unrealized loss of $9.4 million. Substantially all of the unrealized loss relates to the LCA common stock, which is subject to much more market risk than the Company's debt securities and which has been more volatile than most market indices. A 10 percent change in the quoted market price of one share of LCA common stock would have an impact of approximately $1 million on the fair value of the Company's investment in LCA common stock. This impact would be recognized in the Company's statement of comprehensive income. At December 31,1998, the Company's debt securities consist of highly-rated debt instruments.

     The Company's investment goal surrounding debt securities is to meet liquidity needs and to preserve the principal.

     The functional currency of the Company's foreign operations is the U.S. dollar. The Company enters into forward exchange contracts to reduce exposure to exchange rate risk associated with transactions in the ordinary course of business, primarily payments to vendors and employees in foreign currency. The forward exchange contracts establish a specific exchange rate at which the Company will sell U.S. dollars at a future date and have maturities not exceeding twelve months. Exchange gains or losses on forward exchange contracts are recognized in other income (expense) when the contracts are settled. In 1998, the Company recorded a loss of $32,000, representing the estimated fair value, for outstanding forward exchange contracts at December 31, 1998 which had a notional value of $3 million. A 10% change in the currency exchange rates associated with these contracts would have $.3 million impact on the Company's annual operating results.

     The Company has a variable rate term loan with an unpaid principal balance of $6.3 million at December 31, 1998. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate. A one percentage point change in the prime rate would impact interest expense in 1999 by approximately $32,000. The Company also has an unsecured credit line which would be subject to market risk associated with changing interest rates. The credit line expired in March 1999 and there were no borrowings against the credit line at December 31, 1998.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. Under SFAS No. 133, companies will be required to recognize derivative instruments on the balance sheet at their fair value and report corresponding gains or losses either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has not completed its assessment of the consolidated financial statement impact of adopting the new standard.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs that are not able to differentiate between the year 1900 and the year 2000 because they were written using two digits instead of four digits to define the applicable year.

     Internal Operation: A review of the Company's internal computer systems and software packages has been performed to identify the systems and software that could be affected by this issue. Discovery of these systems and software is done through surveys and research of third party suppliers and manufactures. The Company will also be performing independent testing through the use of testing applications and scripting to simulate and test for Year 2000 related issues. Those hardware devices, which include, but are not limited to, desktops, laptops, file servers, LAN and WAN hardware, PBX and voicemail, found not to be compliant have been or will be either replaced or upgraded to meet compliance. The Company currently believes that by either upgrading its software packages to currently available versions or replacing them, the Year 2000 problem will not pose a significant operational problem to the Company. These software packages include, but not limited to, financials, manufacturing, payroll, customer service, email and local area network operating system. A survey of vendors providing electronic information will be conducted and addressed. Installation of and testing of Year 2000 compliant hardware and software is currently expected to be completed within the next six months. The costs related to software upgrades are not anticipated to be material and have been incurred in the normal course of operations.

     Products: The Company currently offers two products which have the ability to process and store date/time data the Apex excimer laser and the Apex Plus excimer laser. These lasers meet Year 2000 compliance requirements although their capability to record date/time does not impact clinical output. The Company has not surveyed third parties to inquire into their Year 2000 compliance status. There can be no assurance that the Company will not experience unexpected costs and delays in achieving Year 2000 compliance, which could result in a material adverse effect on the Company's results of operations, financial position or cash flow.

     Year 2000 Risks: Efforts are continually being made to ensure proper operation of the Company's systems during the transition from 1999 to 2000 and beyond. As well, internal testing, and Year 2000 testing tools will be used to test the readiness of software applications for the Year 2000. In the event of unforeseen or unanticipated issues related to the Year 2000, these issues may have material adverse effect on the Company's results of operations, financial position or cash flow.

     Year 2000 Contingency Plans: The Company has not created a formal contingency plan for Year 2000 problems. The Company intends to take appropriate actions to mitigate the effects of third parties' failure to remediate their Year 2000 issues and for unexpected failures in its own systems. The Company expects to make arrangements for some alternate suppliers and will continue to identify potential alternate suppliers. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position or cash flow.

EURO CONVERSION

     On January 1, 1999, eleven of fifteen member countries of the European Union adopted the conversion of their national currencies to the European Union's common currency (Euro). A permanent fixed conversion rate between the existing national currencies of these countries and the Euro was established on that date. The Euro may be used in business transactions, however, national currencies will still remain legal tender through June 30, 2002. The Company is currently conducting an internal analysis to determine the impact of the Euro conversion on its business and financial condition and does not believe that the impact will be material.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to quantitative and qualitative disclosure about market risk is included in Item 7 of Part II of this Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            SUMMIT TECHNOLOGY, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports..........................................  F-2-3

Consolidated Balance Sheets as of December 31, 1998 and 1997...........    F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1997 and 1996.......................................    F-5

Consolidated Statements of Comprehensive Income (Loss) for the Years
Ended December 31, 1998, 1997 and 1996.................................    F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996.......................................    F-7

Consolidated Statements of Cash Flows for the Years Ended December 31,
1998, 1997 and 1996....................................................    F-8

Notes to Consolidated Financial Statements.............................    F-9

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Summit Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Summit Technology, Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1998 listed in Item 14.2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for membership fee revenues in 1998.


Deloitte & Touche LLP
Boston, Massachusetts
March 17, 1999

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Summit Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Summit Technology, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Technology, Inc. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/ KPMG Peat Marwick LLP
                                                        KPMG Peat Marwick LLP


Boston, Massachusetts
March 6, 1998, except as to Note 10, which is as of March 27, 1998, and except for the restatement referred to in Note 18, as to which the date is March 9, 1999

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997
              (in thousands, except share and per share amounts)

                                                                                         1998       1997
                                                                                       ---------  --------
      ASSETS
Current assets:
 Cash and cash equivalents                                                             $ 31,314   $ 33,720
 Short-term investments                                                                  33,295     26,770
 Receivables, net of allowances of                                                       12,764      8,896
   $1,399 in 1998 and $758 in 1997
 Inventories                                                                             17,403     14,494
 Other current assets                                                                     5,965      2,046
 Restricted cash                                                                              -      1,264
                                                                                       ---------  --------
    Total current assets                                                                100,741     87,190

Long-term investments                                                                    25,253     13,583
Property and equipment, net                                                               8,802      8,593
Patents and other intangibles, net                                                        7,497      4,769
Other assets                                                                              2,632        968
                                                                                       --------   --------
    Total assets                                                                       $144,925   $115,103
                                                                                       ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                      $  4,132   $  4,482
 Accrued expenses                                                                         5,081      7,225
 Current maturities of long-term debt                                                     6,431      5,142
 Deferred revenue                                                                         6,144      2,937
                                                                                       --------   --------
    Total current liabilities                                                            21,788     19,786

Deferred revenue - noncurrent                                                             3,653          -
Long-term debt, less current maturities                                                     150      6,330
                                                                                       --------   --------
    Total liabilities                                                                    25,591     26,116
                                                                                       --------   --------
Commitments and contingencies

Stockholders' equity :
 Preferred stock, $.01 par value.  Authorized 5,000,000 shares; none issued                   -          -
 Common stock, $.01 par value. Authorized 60,000,000 shares; issued 31,322,880 shares in 1998 and 31,299,803 shares in 1997;
   outstanding 31,153,765 shares in 1998 and 31,293,678 shares in 1997                      314        313
 Additional paid-in capital                                                             149,482    147,907
 Accumulated deficit                                                                    (20,219)   (47,789)

 Accumulated other comprehensive loss                                                    (9,411)   (11,284)

 Treasury stock, at cost, 169,115 shares in 1998 and 6,125 shares                          (832)      (160)
  in 1997                                                                              ---------  --------

   Total stockholders' equity                                                           119,334     88,987
                                                                                       ---------  --------
   Total liabilities and stockholders' equity                                          $144,925   $115,103
                                                                                       =========  ========

    See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

                                                                      1998       1997      1996
                                                                    --------   -------   --------
Revenues:
       Systems                                                      $ 14,105   $ 7,589   $ 11,484
       License fees, service and other                                30,782    25,486     14,465
       Contact lens and related products                              46,754    46,575     47,963
                                                                    --------   -------   --------
       Total revenues                                                 91,641    79,650     73,912
                                                                    --------   -------   --------
Cost of revenues:
       Systems                                                        11,333     8,490     13,776
       License fees, service and other                                12,187     9,788      9,366
       Contact lens and related products                              28,800    31,721     33,173
                                                                    --------   -------   --------
       Total cost of revenues                                         52,320    49,999     56,315
                                                                    --------   -------   --------
Gross profit                                                          39,321    29,651     17,597
                                                                    --------   -------   --------
Operating expenses:
      Selling, general and administrative expenses                    30,217    24,131     30,340
      Research, development and regulatory                             7,223     6,213      5,892
                                                                    --------   -------   --------
      Total operating expenses                                        37,440    30,344     36,232
                                                                    --------   -------   --------
Operating income (loss) from continuing operations                     1,881      (693)   (18,635)
Litigation settlement, net of related expenses                        34,386         -          -
Interest income                                                        4,351     4,019      5,500
Interest expense                                                        (780)   (1,195)      (166)
Other income (expense)                                                 1,913    (1,166)      (146)
                                                                    --------   -------   --------
Income (loss) from continuing operations
      before provision for income taxes                               41,751       965    (13,447)
Provision for income taxes                                             5,021       137         44
                                                                    --------   -------   --------
Income (loss) from continuing operations                              36,730       828    (13,491)
Gain on sale of discontinued operations, net of tax                      943    23,910          -
Loss from discontinued operations                                          -    (3,340)   (23,366)
                                                                    --------   -------   --------
Income (loss) before cumulative
       effect of accounting principle change                          37,673    21,398    (36,857)
Cumulative effect of accounting principle change, net of tax         (10,103)        -          -
                                                                    --------   -------   --------
Net income (loss)                                                   $ 27,570   $21,398   $(36,857)
                                                                    ========   =======   ========
Basic and diluted earnings (loss) per share:
--------------------------------------------
Income (loss) from continuing operations                            $   1.17   $  0.03     $(0.43)
Gain on sale of discontinued operations, net of tax                     0.03      0.76          -
Loss from discontinued operations                                          -     (0.11)     (0.75)
                                                                    --------   -------   --------
Income (loss) before cumulative
       effect of accounting principle change                            1.20      0.68      (1.18)
Cumulative effect of accounting principle change, net of tax           (0.32)        -          -
                                                                    --------   -------   --------

Net income (loss)                                                   $   0.88   $  0.68     $(1.18)
                                                                    ========   =======   ========
Weighted-average number of common shares:
----------------------------------------
      Basic                                                           31,244    31,400     31,174
      Effect of dilutive stock options outstanding                        48       191          -
                                                                    --------   -------   --------
      Diluted                                                         31,292    31,591     31,174
                                                                    ========   =======   ========
Pro forma amounts assuming accounting principle
  change had been applied retroactively:
-----------------------------------------------------

Net income (loss)                                                   $ 37,673   $22,682   $(37,772)

Net income (loss) per share  basic and diluted                      $   1.20   $  0.72   $  (1.21)

    See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                               1998      1997       1996
                                                                              -------  ---------  ---------
Net income (loss)                                                             $27,570  $ 21,398   $(36,857)
Net unrealized gain (loss) on investments, net of tax                           1,873   (11,284)         -
                                                                              -------  --------   --------
Comprehensive income (loss)                                                   $29,443  $ 10,114   $(36,857)
                                                                              =======  ========   ========

    See accompanying notes to consolidated financial statements.

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                                                                             Accumulated
                                                             Common Stock          Additional                   Other
                                                     ---------------------------    Paid-in     Accumulated  Comprehensive
                                                       Shares       Par Value       Capital      Deficit     Income (Loss)
                                                     ----------  ---------------  ------------  -----------  -------------
Balance at January 1, 1996                              30,935         $ 309       $170,392      $(32,330)    $        -
Exercise of stock options                                  184             2          1,396             -              -
Other shares issued                                          9             1             94             -              -
Shares cancelled                                          (103)           (1)          (899)            -              -
Net loss                                                     -             -              -       (36,857)             -
                                                        ------         -----       --------      --------       --------
Balance at December 31, 1996                            31,025           311        170,983       (69,187)             -
Exercise of stock options                                   40             -            214             -              -
Other shares issued                                        235             2            335             -              -
Dividend                                                     -             -        (23,625)            -              -
Net unrealized loss on investment                            -             -              -             -        (11,284)
Net income                                                   -             -              -        21,398              -
                                                        ------         -----       --------      --------       --------
Balance at December 31, 1997                            31,300           313        147,907       (47,789)       (11,284)
Exercise of stock options                                    7             -             37             -              -
Other shares issued                                         16             1             72             -              -
Net unrealized gain on investment                            -             -              -             -          1,873
Purchases of treasury stock                                  -             -              -             -              -
Effect of adjustment to Lens
 acquisition exchange ratio                                  -             -         (1,351)            -              -
Tax benefit related to stock options                         -             -          2,817             -              -
Net income                                                   -             -              -        27,570              -
                                                        ------         -----       --------      --------       --------
Balance at December 31, 1998                            31,323         $ 314       $149,482      $(20,219)      $ (9,411)
                                                        ======         =====       ========      ========       ========


                                                            Treasury Stock           Total
                                                       ------------------------   Stockholders'
                                                       Shares        At Cost         Equity
                                                     ---------   --------------   -------------
Balance at January 1, 1996                                (5)      $   (132)         $ 138,239
Exercise of stock options                                 (1)           (28)             1,370
Other shares issued                                        -              -                 95
Shares cancelled                                           -              -               (900)
Net loss                                                   -              -            (36,857)
                                                     ---------   --------------   -------------
Balance at December 31, 1996                              (6)          (160)           101,947

Exercise of stock options                                  -              -                214
Other shares issued                                        -              -                337
Dividend                                                   -              -            (23,625)
Net unrealized loss on investment                                                      (11,284)
Net income                                                 -              -             21,398
                                                     ---------   --------------   -------------
Balance at December 31, 1997                              (6)          (160)            88,987


Exercise of stock options
Other shares issued                                        -              -                 37
Net unrealized gain on investment                          -              -                 73
                                                                                         1,873
Purchases of treasury stock                             (381)        (1,855)            (1,855)
Effect of adjustment to Lens
 acquisition exchange ratio                              218          1,183               (168)
Tax benefit related to stock options                       -              -              2,817
Net income                                                 -              -             27,570
                                                     ---------   --------------   -------------
Balance at December 31, 1998                            (169)      $   (832)         $ 119,334
                                                     =========   ==============   =============

    See accompanying notes to consolidated financial statements.

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                         1998       1997        1996
                                                       ---------  ---------  ----------
Cash flows from operating activities:
 Net income (loss)                                      $ 27,570   $ 21,398   $ (36,857)
 Cumulative effect of accounting principle change         10,103          -           -
 Gain on sale of discontinued operations                    (943)   (23,910)          -
 Loss on investment                                            -        675           -
 Gain on sale of assets                                   (1,981)         -           -
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Depreciation and amortization                           3,743      3,301       3,605
   Provision for losses on accounts receivables              838        245         186
   Changes in operating assets and liabilities:
    Receivables                                           (4,706)      (588)      7,407
    Inventories                                           (2,909)     1,354        (145)
    Other current assets                                     221        282      (1,368)
    Accounts payable                                        (350)       711      (2,603)
    Accrued expenses                                       1,644      1,083      (3,314)
    Deferred revenue                                      (3,243)      (697)        209
    Operating activities of discontinued operations            -    (14,653)      4,858
                                                       ---------  ---------  ----------
Net cash provided (used) by operating activities          29,987    (10,799)    (28,022)
                                                       ---------  ---------  ----------
Cash flows from investing activities:
 Purchases of short-term investments                     (53,063)   (46,196)   (109,185)
 Purchases of long-term investments                      (24,670)    (9,686)     (9,718)
 Maturities of short-term investments                     39,630     26,557      37,050
 Maturities of long-term investments                       6,590      7,715      12,021
 Sales of short-term investments                           6,908     12,262      74,349
 Sales of long-term investments                            8,115      5,166       2,510
 Additions to property and equipment                      (3,022)    (1,834)     (5,593)
 Proceeds from sale of assets                              1,990          -           -
 Purchase of patents and other intangibles                (3,346)         -        (553)
 Decrease in restricted cash                               1,264        238          33
 Loan to Autonomous and deferred acquisition costs        (3,832)         -           -
 Note receivable and other                                (2,000)       892         666
 Investing activities of discontinued operations               -      9,948     (16,403)
                                                       ---------  ---------  ----------
Net cash provided (used) by investing activities         (25,436)     5,062     (14,823)
                                                       ---------  ---------  ----------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt                      -          -      20,000
 Repayments of long-term debt                             (5,000)    (5,000)     (3,750)
 Repayments under line of credit                               -          -      (3,000)
 Payments of capital lease obligations                      (212)      (246)       (266)
 Proceeds from exercise of stock options                      37        214         480
 Proceeds from other shares issued                            73        337          85
 Purchases of treasury stock                              (1,855)         -           -
 Financing activities of discontinued operations               -        139        (994)
                                                       ---------  ---------  ----------
Net cash provided (used) by financing activities          (6,957)    (4,556)     12,555
                                                       ---------  ---------  ----------
Decrease in cash and cash equivalents                     (2,406)   (10,293)    (30,290)

Cash and cash equivalents, beginning of year              33,720     44,013      74,303
                                                       ---------  ---------  ----------
Cash and cash equivalents, end of year                $   31,314   $ 33,720   $  44,013
                                                       =========  =========  ==========
Supplemental cash flow information:
-----------------------------------
Interest paid                                            $   820   $  1,108   $     272
Income taxes paid                                        $ 2,186   $    106   $      57


    See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)
                 Years ended December 31, 1998, 1997, and 1996


1. Nature of Business

     The operations of Summit Technology, Inc. and subsidiaries (the "Company")presently consist of two operating segments: (i) laser vision correction which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems and (ii) contact lenses and related products which are sold via mail order through its wholly-owned subsidiary, Lens Express, Inc. ("Lens").

     On October 1, 1998, the Company entered into a definitive merger agreement with Orlando, FL-based Autonomous Technologies Corporation ("Autonomous") to acquire all of Autonomous' outstanding shares in exchange for 11.7 million shares of The Company's common stock and an equal value of cash, not to exceed $50,000. The actual value of the transaction will not be determinable until closing and is dependent upon numerous factors including, but not limited to, the market price of Company's common stock prior to closing and any outstanding loan balance due from Autonomous. As part of the agreement, the Company has provided Autonomous a $8,000 revolving line of credit under which Autonomous may borrow $1,500 in any calendar month. One half of the amount outstanding under the revolver on the closing date of the transaction will reduce the cash consideration paid by the Company. As of December 31, 1998, other current assets include $3,832 of costs related to this acquisition, of which $3,000 represents borrowings by Autonomous under the revolver and $832 represents deferred costs incurred in connection with this acquisition. This acquisition is subject to the approval of the stockholders of the Company and Autonomous and is expected to close in April 1999.

2. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Revenue Recognition

     The Company recognizes revenue on product sales when the products are shipped and the customer takes ownership and assumes risk of loss. The cost of any product upgrade obligation is accrued when the product is shipped. Additionally, the Company provides installation, training and a one-year warranty on its laser system. The costs to provide these services are incidental to the sale and are accrued when the sale is recognized. Advance payments received by the Company for products or services are recorded as deferred revenue. Service contract revenue is recognized ratably over the term of the contract. The Company recognizes revenue under laser equipment operating leases based upon the terms of the contract. Non-refundable per procedure license fees are recognized upon shipment of Omnicards which are required to perform laser vision correction procedures with the Company's equipment in the U.S. The Company accounted for its interest in Pillar Point Partners ("PPP") using the equity method of accounting and recorded its equity in the net income of PPP as "license fees, service and other revenues"
(see Note 4).

Accounting Principle Change

     Customers of Lens pay membership fees which entitle members to purchase contact lens and related products at member prices. During the fourth quarter of 1998, the Company changed its method of accounting for membership fee revenues which were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years. The Company believes that this method is preferable because it spreads revenue over the period that benefits are provided to members. In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," the Company recorded a one-time charge of $10,103, or $.32 per basic and diluted share, representing the cumulative effect of adopting the new accounting principle as of January 1, 1998. Adoption of the new standard resulted in a $2,583 increase in 1998 contact lens and related products revenues.

Cash Equivalents

     Cash equivalents consist of certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Short and Long-term Investments

     Short-term investments consist of investments that will mature within twelve months of the balance sheet date. Long-term investments consist primarily of investments that will mature greater than twelve months from the balance sheet date. The Company considers its investments as available-for-sale and carries the investments at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. These investments primarily consist of U.S. government securities, mortgage-backed securities, equity securities and investment grade corporate bonds.

Inventories

     Inventories are stated at the lower of cost or market value, cost being determined using the first-in, first-out method.

Property and Equipment

     Property and equipment is stated at cost. Property and equipment under capital leases is stated at the lower of the present value of future minimum lease payments or fair market value at the beginning of the lease term. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of property and equipment held under capital leases and leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

  Useful lives for property and equipment is as follows:

     Leasehold improvements                     5-10 years
     Manufacturing and test equipment           3-10 years
     Furniture, fixtures and office equipment   3-10 years
     Laser equipment held for lease             3 years

Patents and Other Intangibles

     Patents consist of purchased patents and patent application costs. Patents are amortized using the straight-line method over the patent's economic life ranging from nine to twenty years. Other intangibles include purchased licenses and customer databases. Purchased licenses are amortized over, five years using the straight-line method and customer databases are amortized on an accelerated method over six years based upon expected customer turnover. The carrying values of patents and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Restricted Cash

     As of December 31, 1997, restricted cash of $1,264 represented a bond posted by the Company to enforce an injunction issued by a German court. The related litigation has been resolved in the Company's favor.

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

Foreign Currency Translation

     The functional currency of the Company's foreign operations is the U.S. dollar. Assets, liabilities and expenses related to foreign operations are remeasured in U.S. dollars at the appropriate exchange rates. Gains and losses resulting from remeasurement are included in other income (expense).

Advertising Expense

     The Company expenses advertising costs when the advertising takes place. For the years ended December 31, 1998, 1997 and 1996, the Company's advertising expense was $2,741, $3,683 and $6,346, respectively.

Foreign Currency Management

     The Company enters into forward exchange contracts to reduce exposure to exchange rate risk associated with transactions in the ordinary course of business, primarily payments to vendors and employees in foreign currency. The forward exchange contracts establish a specific exchange rate at which the Company will sell U.S. dollars at a future date and have maturities not exceeding twelve months. Exchange gains or losses on forward exchange contracts are recognized in other income (expense) when the contracts are settled. In 1998, the Company recorded a loss of $32, representing the estimated fair value, for outstanding forward exchange contracts at December 31, 1998 which had a notional value of $3,000. There were no forward exchange contracts outstanding at December 31, 1997.

Fair Value

     The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term maturity of these items. The fair market value of long-term debt approximates the carrying value due to the floating interest rate.

Concentration of Credit Risk

     The Company's financial instruments subject to credit risk are primarily cash and cash equivalents, short-and long-term investments, trade receivables and forward contracts. The Company places its investments and enters into forward exchange contracts with major financial institutions. Investments primarily consist of highly rated debt instruments to meet liquidity needs and to preserve the principal. The Company limits its credit risk of U.S. receivables by obtaining commitments from a third-party leasing company. The Company limits its credit risk of international receivables by using distributors with proven credit history or by requiring irrevocable letters of credit.

Stock-Based Compensation

     The Company accounts for stock based compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Earnings Per Share

     Basic earnings per share amounts are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts include the effect of all potential common shares, if dilutive, that were outstanding during the year.

Reclassifications

     Certain prior year information has been reclassified to conform with present year presentation of data. See Note 4.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. Under SFAS No. 133, companies will be required to recognize derivative instruments on the balance sheet at their fair value and report corresponding gains or losses either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has not completed its assessment of the consolidated financial statement impact of adopting the new standard.

3. Discontinued Operations

     In January 1997, the Company announced its plan to discontinue its Vision Center business owned and operated by Refractive Centers International, Inc. ("RCII"), a wholly-owned subsidiary of the Company. Accordingly, the results of operations for this business were classified as discontinued operations at December 31, 1996.

     On August 18, 1997, the Company sold RCII to LCA-Vision Inc. ("LCA") in exchange for 16,164,361 newly issued shares of LCA common stock. The sale of the discontinued operations resulted in a net gain of $23,910, which included a gain on the sale of net assets held for discontinued operations and accruals for other estimated costs to be incurred in connection with the sale of RCII and distribution of LCA common stock. On December 29, 1997, the

Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. Due to the distribution, the Company recorded a loss on investment of $675, representing the difference between the fair market value of LCA common stock on the dividend declaration date of $23,625 and its cost basis of $24,300. The remaining shares are held by the Company and have been classified as a long-term investment available for sale. As of December 31, 1998 and 1997, the Company owned 17.3% and 19.5%, respectively, of LCA's outstanding common stock.

     In the fourth quarter of 1998, the Company reversed an accrual related to the sale of discontinued operations, which resulted in an additional gain on the sale of discontinued operations of $943.

4. Pillar Point Partners

     Prior to June 1998, the Company participated in per procedure license fees from its ownership interest in PPP, a partnership formed by the Company and VISX, Inc. ("VISX") to hold certain U.S. patents covering excimer laser systems and procedures. On June 4, 1998, the Company and VISX entered into a settlement agreement that dissolved PPP and granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents that were included or includable in PPP. Under the terms of the settlement, the Company received a payment from VISX of $35,000 and recorded a gain of $34,386, net of expenses associated with the settlement. Subsequent to the dissolution of PPP, the Company retains 100% of all per procedure license fees performed on its systems.

     The Company records as license fees, service and other revenues its equity (approximately 44%) in the net income of PPP, which was $922, $10,682, and $6,674 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. Inventories

          Inventories consist of the following:

                                                     December 31,
                                                   ----------------
                                                    1998     1997
                                                   -------  -------
Raw materials and subassemblies                    $ 5,599  $ 3,195
Work in process                                      1,244    2,147
Finished goods                                      10,560    9,152
                                                   -------  -------
     Total                                         $17,403  $14,494
                                                   =======  =======

6. Property and Equipment

     Property and equipment consist of the following:

                                                December 31,
                                            --------------------
                                              1998       1997
                                            ---------  ---------
Leasehold improvements                      $  1,828   $  1,611
Manufacturing and test equipment               8,771      8,360
Furniture, fixtures and office equipment       8,585      6,896
Laser equipment held for leases                4,450      5,093
                                            --------   --------
                                              23,634     21,960
Less accumulated depreciation                (14,832)   (13,367)
                                            --------   --------
 Net property and equipment                 $  8,802   $  8,593
                                            ========   ========

     Laser equipment held for leases is held under operating leases with customers. Rental revenue from these leases was $2,649, $2,319 and $332 in 1998, 1997 and 1996, respectively. Accumulated depreciation on leased equipment as of December 31, 1998 and 1997 was $1,827 and $1,966, respectively. At December 31, 1998, $2,427 of future minimum lease payments were due to the Company over the next four years pursuant to the operating lease agreements.

7. Patents and Other Intangibles

   Patents and other intangibles consist of the following:

                                                      December 31,
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
        Patents                                    $ 6,610   $ 6,617
        Licenses and customer databases              3,346         -
        Less accumulated amortization               (2,459)   (1,848)
                                                   -------   -------
                                                   $ 7,497   $ 4,769
                                                   =======   =======

8. Accrued Expenses

     Accrued expenses consist of the following:

                                                      December 31,
                                                   -----------------
                                                    1998      1997
                                                   -------   -------

       Accrued compensation and benefits           $ 1,322   $ 1,427
       Accrued warranty costs                          646       342
       Other accrued expenses                        2,997     3,603
       Accrued costs related to sale
          of  discontinued operations                  116     1,853
                                                   -------   -------
          Total                                    $ 5,081   $ 7,225
                                                   =======   =======

9. Leasing and Financing Arrangements

Leases

     Capital lease obligations consist of amounts due under equipment lease agreements. At December 31, 1998, the cost and accumulated depreciation of the related equipment was $745 and $431, respectively. The Company leases its facilities in the U.S. under operating leases expiring in 2000 and 2002. The Company leases an office and manufacturing facility in Ireland under an operating lease expiring in 2026. Rent expense was approximately $732, $751 and $898 for the years ended December 31, 1998, 1997, and 1996, respectively.

Financing Arrangements

     In 1996, the Company entered into a loan agreement consisting of a $20,000 unsecured revolving credit facility ("facility") and a $20,000 unsecured term loan ("term loan"). The loan agreement contains the following financial covenants: debt service coverage ratio, interest coverage ratio, leverage ratio, minimum net worth and quick ratio. The loan agreement also includes restrictions on the Company's ability to incur additional indebtedness, to create liens, to make certain guarantees, loans, advances and investments and to merge or consolidate with other entities and to dispose of material assets. The $20,000 facility expired in March 1999 and allowed the Company to borrow at LIBOR plus 75 to 125 basis points, based upon the financial results of the Company or the prime rate. As of December 31, 1998 there were no borrowings under the facility. The term loan requires quarterly principal payments of $1,250 and monthly interest payments calculated at prime rate.

     In the fourth quarter of 1998, the Company's loan to Autonomous placed the Company in technical default of a loan agreement covenant. This default permits the lenders to accelerate payment of the remaining balance of the term loan. Accordingly, the outstanding balance of the term loan of $6,250 as of December 31, 1998 has been included in current maturities of long-term debt. The interest rate of the term loan at December 31, 1998 was 7.75%.

     The Company believes that consummation of the Autonomous acquisition will place the Company in technical default of certain covenants included in the loan agreement and place a significant strain on the Company's liquidity. The cash consideration to be paid to Autonomous stockholders of up to $50.0 million represents approximately 68% of the Company's cash and cash equivalent balances and short and long-term investments excluding the value of LCA common stock and net of the term loan at December 31, 1998. The Company is currently negotiating with its existing and other institutions for a new line of credit of approximately $20 million to $25 million. The Company is currently evaluating its options regarding debt and borrowing capacity. The Company believes that its existing corporate resources are adequate for at least the next twelve months to meet working capital needs and to fund corporate requirements.

     At December 31, 1998, future payments of the term loan and capital leases and minimum rental payments under noncancellable operating leases were as follows:

                                                             Total
                                                           Long-term
                                                           Term Loan  Capital Leases   Debt   Operating Leases
                                                           ---------  --------------  ------  ----------------
Year ending December 31:
 1999                                                         $6,250            $193  $6,443            $  861
 2000                                                              -             129     129               740
 2001                                                              -              34      34               419
 2002                                                              -               -       -               328
 2003                                                              -               -       -               140
 Thereafter                                                        -               -       -             3,285
                                                           ---------  --------------  ------  ----------------
Minimum future payments                                        6,250             356   6,606            $5,773
                                                           =========  ==============  ======  ================
Less amounts representing interest                                 -              25      25
                                                           ---------  --------------  ------
 Long-term debt                                                6,250             331   6,581
Less current maturities of long-term debt                      6,250             181   6,431
                                                           ---------  --------------  ------
Long-term debt, less current maturities                    $       -            $150  $  150
                                                           =========  ==============  ======

10. Stockholders' Equity

Common and Preferred Stock

     The Company has authorized 5,000,000 shares of preferred stock at $.01 par value and 60,000,000 shares of common stock at $.01 par value. The terms and conditions of the preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are issued by the Company.

Stock Option Plans

     In March 1987, the Company adopted a Stock Option Plan (the "1987 Plan") which permitted the Company to grant both incentive and non-incentive stock options to employees. The 1987 Plan expired by its terms in March 1997 and the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). A total of 3,107,415 shares and 1,500,000 shares of common stock were authorized by the Board of Directors (the "Board") for issuance under the 1987 Plan and the 1997 Plan, respectively. The 1997 Plan permits the Company to grant stock options (incentive and non-incentive) and stock appreciation rights to employees, members of the Board, consultants and advisors. Options generally vest within 3 years of grant date and must be exercised not later than 10 years from the date of grant.

     The Company also has a Stock Option Plan for Outside Directors (the "Directors' Plan") under which a total of 75,000 shares of common stock have been authorized for issuance. Options granted under the Directors' Plan vest one year from grant date and must be exercised not later than 10 years from the date of grant.

     The following table summarizes activity under the 1987 Plan, 1997 Plan and the Directors' Plan (collectively, the "Plans") for each of the three years in the period ended December 31, 1998:

                                          Number of    Weighted-Average
                                           Shares      Price Per Share
                                          ---------    ----------------
Options outstanding, January 1, 1996        703,075        $14.14
 Options granted                            832,161          6.23
 Options lapsed or canceled                (329,012)        17.76
 Options exercised                         (184,308)         7.58
                                          ---------        ------

Options outstanding, December 31, 1996    1,021,916          7.72
 Options granted                            697,684          6.81
 Options lapsed or canceled                (195,355)         9.25
 Options exercised                          (39,822)         5.39
                                          ---------        ------

Options outstanding, December 31, 1997    1,484,423          7.16
 Options granted                            627,918          3.95
 Options lapsed or canceled                (296,700)         8.88
 Options exercised                           (6,850)         5.38
                                          ---------        ------
Options outstanding, December 31, 1998    1,808,791        $ 5.77
                                          =========        ======

     Options to purchase 780,524 shares, 622,879 shares and 482,324 shares were exercisable under the plans at December 31, 1998, 1997 and 1996, with a weighted-average exercise price per share of $6.88, $7.92 and $7.82, respectively. In 1997, options to purchase 225,000 shares, which were granted in 1989 under a separate executive stock option agreement, were exercised. In 1998 and 1996, options to purchase 100,000 shares and 130,342 shares, respectively, were repriced through cancellation and reissuance. The number of shares of common stock reserved for granting of future options under the Plans was 321,225 shares, 829,635 shares and 210,256 shares at December 31, 1998, 1997 and 1996, respectively. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $2.66, $3.94 and $3.43 per option, respectively.

     The following table summarizes certain information relating to outstanding and exercisable options under the Plans at December 31, 1998:

                            Options Outstanding                    Options Exercisable
-------------------------------------------------------------    ----------------------
                                   Weighted-        Weighted-                 Weighted-
                                    Average          Average                   Average
  Ranges of          Number        Remaining        Exercise       Number      Exercise
Exercise Prices    of Shares    Contractual Life      Price      of Shares       Price
-------------------------------------------------------------    ----------------------
 $3.50 to $5.38     1,073,892      8.4               $ 4.51        458,907    $ 5.26
 5.50 to 7.75         622,925      8.5                 6.11        217,143      6.09
 10.50 to 14.87        72,200      4.8                13.88         72,200     13.88
 17.33 to 25.31        39,774      6.2                19.41         32,274     19.66

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                         1998       1997      1996
                       ---------  --------  --------

     Expected life      4 years    4 years   4 years
     Interest rate        5.02%      6.19%     6.18%
     Volatility           77.6%      70.5%     65.3%
     Dividend yield          0%         0%        0%


     If the Company had recorded compensation expense for the Plans and the Employee Stock Purchase Plan under the provisions of SFAS No. 123, net income
(loss) would have decreased (increased) by $1.4 million, $1.2 million and $(1.5 million in 1998, 1997 and 1996, respectively and ($.05, $.04 and $(.05) per basic and diluted share, respectively). The fair values of the options granted are assumed to have been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

Employee Stock Purchase Plan

     In May 1991, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is available to all eligible full-time employees, excluding those owning 5% or more of the Company's common stock. Pursuant to the Purchase Plan, employees can purchase the Company's common stock, at 85% of fair market value, in an amount up to 5% of the employee's wages during the semi-annual plan purchase period. Under the Purchase Plan, the Company sold 2,291 shares, 907 shares and 1,051 shares in 1998, 1997 and 1996, respectively.

Shareholder Rights Plan

     In March 1990, the Board adopted a Shareholder Rights Plan ("Rights
Plan") pursuant to which each stockholder of the Company holds one currently non-exercisable right ("Right") for each share of common stock beneficially held. The Rights become exercisable upon the occurrence of a "Distribution Date," whereupon the holder is entitled to purchase from the Company one-quarter of a share of Generally, a Distribution Date occurs if (a) a person or group becomes a beneficial owner of 15% or more of the Company's outstanding shares of Common Stock without the prior approval of the Board ("Acquiring Person"), or
(b) ten business days lapse following the commencement of, or announcement of an intention to make, a tender or exchange offer for the common stock not approved by the Board, which, if consummated, would result in a person or group becoming a beneficial owner of 15% or more of the Company's outstanding shares of Common Stock.

     If a person or group becomes an Acquiring Person, a "Flip-In Event" thereby occurs concurrently with the Distribution Date, with the effect that each Right (other than those owned by such Acquiring Person) will entitle its holder to obtain common stock having a market value of eight times the Right's exercise price for a purchase price equal to four times the exercise price of the Rights, in effect allowing a Rights holder to purchase a fixed amount of the Company's common stock at a discount of 50% off the market price. If a person or group becomes an Acquiring Person (hence triggering a Flip-In Event), and thereafter the Company is involved in a merger or other business combination with the Acquiring Person where the Company is not the surviving entity and the holders of the Company's common stock are not the holders of all of the surviving entity's common stock, or the sale of 50% or more of the Company's assets and earning power to the Acquiring Person occurs (a "Flip-Over Event"), each Right (other than those owned by the Acquiring Person) will then entitle the holder to obtain eight times the Right's exercise price for a purchase price equal to four times the exercise price of the Rights.

11. Commitments and Contingencies

Commitments

     During 1991, the Irish Development Authority ("IDA") agreed to reimburse the Company up to approximately $740 for rent, training and fixed asset acquisition costs incurred in conjunction with the opening of its manufacturing facility in Cork, Ireland. The Company may be required to repay the grants if the facility is closed within eight years of the final grant drawdown. As of December 31, 1998, the Company has received approximately $662 from the IDA under these agreements.

     In February 1992, the Company entered into a licensing agreement which granted the Company use of a patent covering excimer laser ablation of tissue under which the Company pays a royalty of 2% of the net selling price of its Excimer Systems sold or leased in the U.S. and certain other countries. The Company also licenses certain laser patents under which it pays royalties. The Company also pays royalties based upon the net selling price of its microkeratomes. Royalty expense related to laser system and microkeratome sales were $153, $37 and $448 in 1998, 1997 and 1996, respectively.

Contingencies

     The Company is a party to various litigation matters as described below. The Company believes that the allegations in all of the complaints against it in the actions described herein are without merit, and it intends to defend the actions vigorously. There can be no assurance that the Company will not be served with additional complaints of a similar nature in the future, that the Company will ultimately prevail in the pending or any possible additional actions, or that the actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. No provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.

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

     Federal Antitrust Litigation. In June, 1996, a Texas ophthalmologist, Robert G. Burlingame, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California alleging that the defendants have violated and are violating federal and state antitrust laws and alleging fraud in connection with certain of the Company's sales and marketing activities.

The plaintiff seeks, things, antitrust damages of at least $30 plus $2 to $3 per month until the date of judgment, trebling of those damages, compensatory and punitive damages on the fraud claim against the Company of at least $500 plus $2 to $3 per month until the date of judgment, attorney's fees, and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar antitrust claims and seeking substantially similar relief, including damages before trebling of at least $125 plus $12 per month until the date of judgment. The Company has denied the substantive allegations in these actions. Plaintiff's counsel in the Shepherd case has indicated that he intends to seek certification of the case as a class action.

     On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., Inc., d/b/a Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek compensatory damages on the fraud claim against the Company of at least $49, disgorgement of revenues and profits, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs. The Company has withdrawn its motion to dismiss and has filed a counterclaim for patent infringement against the plaintiffs and Antoine Garabet and Abraham Shammas, individually. On March 12, 1999, the Company was served with a complaint filed against it and Antoine Garabet, M.D., by Kathy Tedesco. In her complaint, Ms. Tedesco alleges that she was negligently treated for farsightedness by Dr. Garabet on a Company laser and asserts strict liability claims against the Company as manufacturer. The complaint seeks unspecified compensatory and punitive damages. The Company has never provided Dr. Garabet with equipment, software or service, nor are Company systems presently approved for treatment of farsightedness in the U.S. The Tedesco matter has been turned over to the Company's insurer. It is presently pending in the Superior Court of Los Angeles County, California, as Case No. B0203838.

     In May, 1998, The Eye Professionals, P.A. of Millville, New Jersey commenced an action in the Federal District Court for the District of New Jersey against the Company and VISX. The case purports to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant for use of a Summit or VISX laser to perform laser vision correction surgery. The complaint alleges, inter alia, price-fixing in violation of Section 1 of the Sherman Act. The action seeks, inter alia, treble damages, costs of suit, attorneys' fees, and various forms of declaratory and injunctive relief. Similar actions were also filed in May, 1998 by Metropolitan Eye Center and Outpatient Surgical Facility, Inc. in the U.S. District Court for the Northern District of California against the Company, VISX, Summit Partner, Inc., and VISX Partner, Inc., and by New England Laser Vision, Inc. in the U.S. District Court for the District of New Jersey against the Company and VISX. In August, 1998, David R. Shapiro, M.D., filed another similar purported class action against the Company and VISX in the United States District Court for the District of Arizona. Plaintiffs in each of these cases have agreed to consolidation of the four purported class actions and filed and served a single consolidated amended complaint. It purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995. The Consolidated Amended Complaint seeks, among other things, unspecified treble damages on behalf of plaintiffs and the alleged class, along with attorneys' fees, costs, and injunctive and declaratory relief.

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

     In late March, 1998, Janice Camp of Atlanta, Georgia commenced an action in Federal District Court for the District of Massachusetts against the Company and VISX. As amended in April, 1998, the complaint adds as a named plaintiff Jon Singer of Congers, New York. The case has been transferred to Federal District Court for the District of Arizona for consolidated pretrial proceedings. The case purports to be a class action on behalf of all similarly situated individuals who have undergone laser vision correction surgery. The complaint alleges, inter alia, price-fixing, monopolization, conspiracy to monopolize, violations of the Clayton Act, violations of the RICO Act, and violations of state consumer protection statutes. The action seeks, inter alia, treble damages, punitive or exemplary damages, costs of suit, attorneys' fees, and various forms of equitable relief, including disgorgement of ill-gotten gains and restitution. In response to defendants' motion to dismiss, plaintiffs have abandoned their federal antitrust claims. A Magistrate Judge has recommended that defendants' motion to dismiss the RICO and state law claims be granted.

     Consolidated California State Litigation. Beginning in late March, 1998, a number of actions brought by individuals under the Cartwright Act and California unfair competition laws were commenced against the Company, VISX, and related defendants in Superior Court of Santa Clara County. In May, 1998, these actions were consolidated as IN RE PRK/LASIK CONSUMER LITIGATION. In June, 1998, plaintiffs B.J. Snyder, Donna McMahan, Paula Mobsby, Helen Thomas, Carmen Ocariz, Martin Hermans, Ken Bartlett, Jackie Kirk, Grace Geniusz, Jocelyn Joseph, Andrew Stoddard, and Cynthia Brubecker filed an Amended Consolidated Master Complaint for Damages ("Amended Complaint") in this matter against the Company, Summit Partner, Inc., VISX, and VISX Partner, Inc. The Amended Complaint purports to be filed on behalf of a nationwide class of persons who have undergone excimer laser surgery with a laser manufactured by the Company or VISX. The Amended Complaint seeks, inter alia, unspecified compensatory damages, restitution and/or disgorgement of alleged ill-gotten gains, prejudgment and postjudgment interest, costs of suit, and attorneys' fees, as well as various forms of declaratory and injunctive relief, including an order permitting any person or entity with which the Company or VISX or both have entered into any agreement since June 3, 1992, for the purchase, license, or use of any of the Pillar Point Patents to withdraw from such agreement without penalty or obligation. The Company and Summit Partner, Inc. have filed an answer denying generally the allegations of the Amended Complaint in this litigation. James Ballard filed a similar suit against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., Pillar Point Partners, and other individual defendants in Superior Court of San Diego County. This suit has been transferred to Santa Clara County and consolidated as part of IN RE PRK/LASIK CONSUMER LITIGATION.

     Other Antitrust and Patent Cases. In April, 1998, Penny Marks, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Florida state court against the Company and VISX. The case purports to be a class action on behalf of all individuals similarly situated in the State of Florida. The complaint alleges various violations of the Florida Deceptive Trade and Unfair Practices Act. The complaint seeks unspecified damages, costs, expenses, and attorneys' fees, as well as declaratory and injunctive relief. Plaintiff has filed a motion seeking class certification.

     In June, 1998, Barbara Worcester, an individual who allegedly has had laser vision correction surgery performed, filed an action in Wisconsin state court against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., and Pillar Point Partners. The case purports to be a class action on behalf of all Wisconsin purchasers of refractive laser surgery procedures. The complaint alleges violations of Chapter 133 of the Wisconsin Statutes. The complaint seeks unspecified treble damages, attorneys' fees and costs, and declaratory and injunctive relief. Defendants removed this action to federal court, and it has been transferred to the District of Arizona. In January, 1999, Karen Frankson, Virginia Harmes, and Beth Luetschwager, three individuals who allegedly have had laser vision correction surgery performed, filed a similar purported class action in Wisconsin state court. Defendants have removed this action to Federal District Court in Wisconsin and are seeking to have it transferred to Federal District Court in Arizona.

     In addition, the Company has recently become aware of a suit filed against VISX and the Company in the U.S. District Court for the District of New Jersey on February 4, 1999, by Carolina Eye Associates, P.A. and Carolina-South Eye Associates. This action, like the consolidated federal actions described above. purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September, 1995. The complaint alleges, among other things, price-fixing in violation of Section 1 of the Sherman Act and seeks, among other things, compensatory damages of at least $100 plus $8 per month from the filing of the complaint until the date of judgment, trebling of those damages, attorneys' fees, costs, and declaratory and injunctive relief.

     On December 28, 1998, Summit filed a patent infringement lawsuit in the United States District Court for the District of Massachusetts against Nidek, whose laser system recently received FDA approval. The suit alleges that Nidek's excimer laser system infringes certain of the Company's U.S. patents and seeks damages and injunctive relief. On January 29, 1999, a district court in Tokyo, Japan ruled against the Company in a patent infringement lawsuit which the Company initiated against Nidek in 1996. The Japanese lawsuit involved the Japanese counterpart of one of the two U.S. patents which the Company has alleged Nidek infringes in the U.S. lawsuit. The Company intends to appeal the Tokyo district court decision.

     In July, 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Inc., Summit Partner, Inc., and Pillar Point Partners. In December, 1997, Taboada amended his complaint to include the Company as an additional defendant. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. Patent No. 5,108,388 (the "`388 Patent") which names Dr. Trokel as the inventor. The `388 Patent has been assigned to VISX and is licensed to Pillar Point Partners. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under `388 Patent, charges defendants with infringement of the `388 Patent, alleges Lanham Act claims, and seeks monetary damages and injunctive relief. On February 23, 1999, the court granted summary judgement in favor of the Company, Summit Partner, Inc. and Pillar Point Partners.

     Seriani Litigation. On October 26, 1992, Joseph Seriani brought suit against Lens and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act- - - the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens and others in the United States District Court for the Southern District of Illinois, alleging substantially similar claims. The Company believes that the Serianis' suits against the Company and Lens are and were without merit.

     Lens Express Employee Litigation. On or about February, 1997, a former employee allegedly filed an administrative complaint with the Florida Commission on Human Relations against Lens and a former employee of Lens, alleging sexual discrimination and harassment by the former employee, retaliatory demotion, and constructive discharge. On or about May, 1997, a current employee filed an administrative complaint with the same Florida agency, also alleging sexual discrimination and harassment by the same former employee. The Florida Commission referred both complaints to the U.S. Equal Employment Opportunity Commission for investigation. No administrative investigations were completed before each complainant, represented by the same counsel, sued Lens and the former employee in Florida state court on or about September, 1997. Each complaint alleges sexual discrimination and harassment under the Florida Civil Rights Act and various other state common law claims; the former employee also alleges retaliatory demotion under the Florida Civil Rights Act. Each plaintiff seeks a court order prohibiting such alleged discrimination as well as unspecified compensatory and punitive damages. Lens answered each complaint, denying the allegations. On or about June 15, 1998, Lens settled all claims of the current employee for a nominal amount and without admitting any wrongdoing or liability. On or about October 30, 1998, another current employee filed an administrative complaint with the same Florida agency against Lens, alleging sexual discrimination by the same former employee and retaliation. Soon thereafter, this current employee filed a complaint in Florida state court against Lens and the former employee alleging battery, intentional infliction of emotional distress, invasion of privacy, negligent infliction of emotional distress, and false imprisonment against both Lens and the former employee, and negligent retention and supervision and negligent investigation against Lens. While Lens believes the claims in both remaining cases to be without merit, there can be no assurance that it will prevail in either litigation. Lens cannot predict the range of possible compensatory damages, if any, or whether punitive damages may be assessed.

     Lens Express Woodstock Litigation. On or about April, 1997, three then current and two former employees sued Lens, ten employees and four former employees of Lens, alleging racial discrimination under 42 USC ss. 1981. The plaintiffs sought an unspecified amount of compensatory damages, punitive damages, lost wages and a court order declaring the alleged conduct unlawful. Lens and the other employees denied the allegations; the former employees apparently were never served with the complaint. After the Court dismissed most claims in plaintiffs' third amended complaint, plaintiffs filed a fourth amended complaint in which they dropped claims against most of the individual defendants. Lens moved to dismiss the fourth amended complaint, and plaintiffs requested leave to file yet another amendment, which was granted. This case was pending as WOODSTOCK, et al. v. LENS EXPRESS, INC., et al., in the United States District Court for the Southern District of Florida, Case No. 97-6529-Civ-Hurley. Lens made offers of judgement for .75 to each plaintiff; one plaintiff accepted the offer. Thereafter, two former employees settled for nominal amounts and the two remaining current employees resigned and also settled for nominal amounts.

     Lester Swartz Litigation. On or about June 23, 1998, a former Lens customer service representative filed a pro se complaint in federal court asserting eleven counts against Lens, the Company and numerous individual officers and employees of both corporations. The claims asserted are conspiracy, violation of Florida's Whistleblower Act, civil theft, fraud and deceit, breach of contract, breach of duty, gross negligence, negligent representations, negligent supervision, negligent infliction of emotional distress, and intentional infliction of emotional distress. Mr. Swartz alleges he suffered an "emotional a customer service representative at Lens. Mr. Swartz claims that Lens' sales department engaged in unlawful activities that, in turn, resulted in the customer complaints that caused this event. Mr. Swartz claims Lens promised him an indefinite leave of absence from work until he recovered and was fired when he did not return to work after two months. The complaint seeks unspecified compensatory damages for financial and emotional injury. Lens Express and the Company moved to dismiss the complaint on October 27, 1998 and served Mr. Swartz with a copy of a motion seeking sanctions for filing a frivolous lawsuit. By Orders dated January 29, 1999, a United States Magistrate Judge recommended dismissal of the entire complaint and denial of the motion for sanctions. Mr. Schwartz filed objections to the

Magistrate Judge's recommendation of dismissal of the entire complaint. On March 3, 1999, the court issued an Order adopting the Magistrate Judge's recommendation and dismissed the case without prejudice. The Company believes the allegations of the complaint were without merit and that meritorious defenses to liability and damages, if any, exist as a matter of fact and law.

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

12. Income Taxes

     The domestic and foreign components of income (loss) from continuing operations before provision for income taxes are as follows:


                                   December 31,
                            ---------------------------
                             1998     1997      1996
                            -------  -------  ---------

     Domestic               $39,245  $1,475   $ (8,521)
     Foreign                  2,506    (510)    (4,926)
                            -------  ------   --------

                            $41,751  $  965   $(13,447)
                            =======  ======   ========

The provision for income taxes is summarized as follows:

                                         December 31,
                                 -----------------------------
                                   1998       1997      1996
                                 ---------  --------  --------
 Current:
  Federal                        $    789   $   (60)  $     -
  State                             1,314       195        44
  Foreign                             105         2         -
                                 --------   -------   -------
                                    2,208       137        44
                                 --------   -------   -------
Deferred:
  Federal                          14,293    (4,873)   (4,854)
  State                              (470)     (510)      216
  Tax benefit of stock
   options                          2,817         -         -
                                 --------   -------   -------
                                   16,640    (5,383)   (4,638)
                                 --------   -------   -------
Change in valuation allowance     (13,827)    5,383     4,638
                                 --------   -------   -------
Total                            $  5,021   $   137   $    44
                                 ========   =======   =======

The appropriate tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities are as follows:

                                                 December 31,
                                              -------------------
                                              1998       1997
                                              --------   --------
Deferred tax asset:
 Net operating loss                          $  1,552   $ 19,926
 Deferred revenue                               3,155          -
 Unrealized loss on marketable securities       3,764      4,514
 Research and development credit                  684        684
 Alternative minimum tax credit                   789          -
 Inventory reserves                             1,205        145
 Other temporary differences                    1,023        778
                                             --------   --------
 Subtotal                                      12,172     26,047
 Less valuation allowance                     (11,251)   (25,078)
                                             --------   --------
                                                  921        969
Deferred tax liability:
 Patent costs                                     427        441
 Depreciation                                     494        528
                                             --------   --------
                                                  921        969
                                             --------   --------

Net deferred tax asset                       $      -   $      -
                                             ========   ========

Due to the uncertainty of the Company generating future taxable income, the Company has recorded a valuation allowance against its deferred tax assets which more than likely will not be realized. The decrease in the valuation allowance in 1998 of $13,827 was due primarily to utilization of net operating loss carryforwards. The increase in the valuation allowance in 1997 of $5,383 was due primarily to an increase in deferred tax assets.

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% as a result of the following:

                                                                     December 31,
                                                             -----------------------------
                                                                1998       1997     1996
                                                             -----------  ------  --------
Expected expense (benefit) at federal income tax rate          $ 14,613   $ 338   $(4,706)
Foreign, state, and other taxes, net of federal benefit             920      53        46
Change in valuation allowance for deferred
 tax assets allocated to income tax expense                     (11,010)   (490)    4,638
Other                                                               498     236        66
                                                               --------   -----   -------
Provision for income tax                                       $  5,021   $ 137   $    44
                                                               ========   =====   =======


At December 31, 1998, the Company had an operating loss carryforward of $4,434 and tax credit carryforwards of $1,473 available to offset future federal
taxable income.   Net operating loss and tax credit benefits related to stock options of $3,025 will be credited to additional paid-in capital when realized. The entire operating loss carryforward expires in 2012. Research and experimentation credit carryforwards of approximately $684 expire in the years 2001 through 2008 and the alternative minimum tax credit of $789 does not expire.

There are no unremitted earnings in the Company's foreign subsidiaries.

13. Retirement Plans

  The Company sponsors defined contribution retirement plans (the "retirement plans"). Employees may contribute various percentages of their salary subject to contribution limits defined by the Internal Revenue Code. The Company may, at its discretion, match in cash or common stock the employee's contributions. For the years ended December 31, 1998, 1997 and 1996, the Company contributed cash and/or common stock valued at $172, $63 and $127, respectively, representing its matching contribution to the retirement plans.

14. Supplemental Cash Flow Information

     For the year ended December 31, 1998, non-cash transactions included $321 for capital lease obligations incurred, and $1,183 for stock distributed to former Lens owners as an adjustment of the exchange ratio in the Lens acquisition and related distribution of $168 of LCA common stock to former Lens owners. For the year ended December 31, 1997, other non-cash transactions include proceeds of 16.2 million shares of LCA common stock valued at $43,644 from the sale of discontinued operations and dividend distribution of 9.0 million shares of LCA common stock valued at $23,625 on declaration date. For the year ended December 31, 1996, non-cash transactions included $49 for capital lease obligations incurred.

15. Investment Securities

     The fair value of short and long term investment securities at December 31, 1998 and 1997 were as follows:




                                        1998     1997
                                       -------  -------

         Corporate bonds               $42,528  $28,050
         Mortgage-backed securities      3,954    2,248
         Other debt securities           1,412    1,012
         U.S. Government securities        889      983
                                       -------  -------
         Total debt  securities         48,783   32,293
         LCA common stock                9,765    8,060
                                       -------  -------
                                       $58,548  $40,353
                                       =======  =======



At December 31, 1998 and 1997, the cost of the equity security was $19,176 and $19,344, respectively and the related unrealized loss of $9,411 and $11,284, respectively, was included in accumulated other comprehensive loss. The cost of debt securities approximates fair value at December 31, 1998 and 1997.

Gross realized gains included in other income in 1998, 1997 and 1996 were $22, $185 and $104, respectively, and gross realized losses included in other income in 1998, 1997 and 1996 were $1, $721 and $70, respectively.

Contractual maturities of debt securities at fair value at December 31, 1998 and 1997 were as follows:


                                                  1998     1997
                                                 -------  -------

         Due within one year                     $33,295  $26,770
         Due after one year within five years     14,838    4,773
         Due after ten years                         650      750
                                                 -------  -------
         Total debt  securities                  $48,783  $32,293
                                                 =======  =======


16. Business Segments

  In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information", effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements.

     The Company is internally organized and operates in two operating segments: laser vision correction and contact lens and related products. The Company's laser vision correction business consists of manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems. The Company's mail order contact lens business operates under its wholly-owned subsidiary, Lens. Lens is primarily a retailer and wholesaler of contact lens and related products.

     The category "Other" includes the Company's investments, interest income, interest expense and other non-operating income (expense).

                                                                              Laser vision   Contact lens and
                                                                               correction    related products   Other     Total
                                                                              -------------  ----------------  -------  ---------
1998
Revenues                                                                          $ 44,887            $46,754  $     -  $ 91,641
Income (loss) from continuing operations before
           provision for income taxes                                               29,950              6,317    5,484    41,751
Total assets                                                                        47,744             10,048   87,133   144,925


1997
Revenues                                                                            33,075             46,575        -    79,650
Income (loss) from continuing operations before
           provision for income taxes                                               (2,708)             2,015    1,658       965
Total assets                                                                        37,024              8,975   69,104   115,103

1996
Revenues                                                                            25,949             47,963        -    73,912
Income (loss) from continuing operations before
           provision for income taxes                                              (18,873)               238    5,188   (13,447)
Total assets                                                                        46,632              8,071   78,957   133,660

     For the following geographic area data, revenues are attributed to geographic regions based on the location of the customer and property and equipment (net) are attributed to its physical location.

                                                                                      1998               1997               1996
                                                                                  --------            -------           --------
Revenues
     United States                                                                $ 81,909            $70,931           $ 66,122
     Other foreign countries                                                         9,732              8,719              7,790
                                                                                  --------            -------           --------
Total revenues                                                                    $ 91,641            $79,650           $ 73,912
                                                                                  ========            =======           ========

                                                                                          December 31,
                                                                                  ----------------------------
                                                                                    1998               1997
                                                                                  --------            -------
Property and equipment (net)
     United States                                                                $  7,768            $ 7,618
     Ireland                                                                         1,034                975
                                                                                  --------            -------
Total property and equipment (net)                                                $  8,802            $ 8,593
                                                                                  ========            =======


17. Selected Quarterly Financial Data (Unaudited)

     During the fourth quarter of 1998, the Company changed its method of accounting for membership fee revenues which were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years. Adoption of the new method resulted in a one-time charge of $10,103, or $.32 per basic and diluted share, representing the cumulative effect of adopting the new accounting principle as of January 1, 1998. The Company has restated the first three quarters of 1998 in accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" as follows:



                                                                                 Quarter
                                                -------------------------------------------------------------------------
                                                        First                 Second                Third         Fourth
                                                --------------------  --------------------  -------------------- --------
                                                                  As                    As                    As
                                                      As  Previously     As     Previously     As     Previously
1998                                            Restated    Reported  Restated    Reported  Restated    Reported
                                                --------  ----------  --------  ----------  --------  ----------  -------
Revenues                                        $ 22,040     $21,840   $24,100     $23,396   $23,141     $22,284  $22,360
Gross profit                                       8,732       8,532     9,945       9,241    10,147       9,290   10,497
Income from continuing operations                    377         177    31,208      30,504     1,555         698    3,590
Gain on sale of discontinued operations                -           -         -           -         -           -      943
Income before cumulative effect of
       accounting principle change                   377         177    31,208      30,504     1,555         698    4,533
Cumulative effect of accounting
  principle change                               (10,103)          -         -           -         -           -        -
Net income (loss)                                 (9,726)        177    31,208      30,504     1,555         698    4,533

Basic and diluted earnings per share (unless otherwise indicated):
------------------------------------------------------------------
Income from continuing operations               $   0.01     $  0.01   $  1.00     $  0.98(1)$  0.05     $  0.02  $  0.12
Gain on sale of discontinued operations                -           -         -           -         -           -     0.03
Income before cumulative effect of
  accounting principle change                       0.01        0.01      1.00        0.98(1)   0.05        0.02     0.15
Cumulative effect of accounting
  principle change                                 (0.32)          -         -           -         -           -        -
Net income (loss)                                  (0.31)       0.01      1.00        0.98(1)   0.05        0.02     0.15

 (1) Diluted - $0.97




                                                                                   Quarter
                                                                  -----------------------------------------
1997                                                                First     Second     Third     Fourth
                                                                  ---------  --------  ---------  ---------
Revenues                                                           $18,353    $21,106   $20,322    $19,869
Gross profit                                                         6,372      8,663     7,520      7,096
Income (loss) from continuing operations                            (1,400)     2,572        24       (368)
Gain on sale of discontinued operations                                  -          -    23,910          -
Loss from discontinued operations                                        -          -    (3,340)         -
Net income (loss)                                                   (1,400)     2,572    20,594       (368)

Basic and diluted earnings per share:
-------------------------------------
     Income (loss) from continuing operations                      $ (0.04)   $  0.08  $      -    $ (0.01)
     Gain on sale of discontinued operations                             -          -      0.76          -
     Loss from discontinued operations                                   -          -     (0.11)         -
     Net income (loss)                                               (0.04)      0.08      0.65      (0.01)


18. Restatement

     In response to a review by the Staff of the Securities and Exchange Commission, the Company has restated its consolidated financial statements as of December 31, 1997 and for the year then ended, for transactions related to the sale of the Company's discontinued operations (see Note 3) and has filed such restated financial statements in an Annual Report on Form 10K/A for the year ended December 31, 1997. With guidance from the Staff, the 16,164,361 newly issued shares of LCA common stock, representing the proceeds from the sale, were valued at a 10% discount from the market price of 9,000,000 shares of LCA common stock which resulted in a gain on the sale of discontinued operations of $23,910 in the third quarter of 1997, compared to a gain of $10,771 that the Company had previously recognized. In connection with the distribution of LCA common stock, the Company recorded a one-time non-cash loss on investment of $675 in the fourth quarter of 1997, representing the difference between the fair market value of LCA common stock on the dividend declaration date of $23,625 and its cost basis of $24,300. Previously, the distribution of LCA common stock was recorded at cost.

            INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Summit Technology, Inc.:


Under date of March 6, 1998, except as to Note 10, which is as of March 27, 1998 and except for the restatement referred to in Note 18, as to which the date is March 9, 1999, we reported on the consolidated balance sheets of Summit Technology, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ KPMG Peat Marwick LLP
                                           KPMG Peat Marwick LLP

Boston, Massachusetts
March 6, 1998, except as to Note 10,
which is as of March 27, 1998 and
except for the restatement referred
to in Note 18, as to which the
date is March 9, 1999

                                                                     Schedule II
                                                                     -----------

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                 December 31, 1996, 1997 and 1998 (unaudited)
                                (in thousands)

December 31, 1996                       Balance at Beginning   Additions/     Amounts    Balance at End
                                             of Period        (Deductions)  Written Off    of Period
                                        --------------------  -----------   -----------  --------------
Allowance for Doubtful Accounts                $974              $186          $263          $  897
December 31, 1997                       Balance at Beginning   Additions/     Amounts    Balance at End
                                             of Period        (Deductions)  Written Off    of Period
                                        --------------------  -----------   -----------  --------------
Allowance for Doubtful Accounts                $897              $245          $384          $  758
December 31, 1998                       Balance at Beginning   Additions/     Amounts    Balance at End
                                             of Period        (Deductions)  Written Off    of Period
                                        --------------------  -----------   -----------  --------------
Allowance for Doubtful Accounts                $758              $838          $197          $1,399

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Information concerning the change in the Company's certifying accountant is set forth in the Company's Report on Form 8-K dated June 18, 1998 and is incorporated herein by reference.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is set forth under the "Election of Directors," "Directors and Executive Officers," "Information Concerning the Board of Directors and Its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

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

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Information concerning the change in the Company's certifying accountant is set forth in the Company's Report on Form 8-K dated June 18, 1998 and is incorporated herein by reference.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is set forth under the "Election of Directors," "Directors and Executive Officers," "Information Concerning the Board of Directors and Its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

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

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

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

3.       EXHIBITS

     The following Exhibits are either filed herewith or were filed as exhibits to such other document filed with the Commission as is indicated:

EXHIBIT NO.             DESCRIPTION
------------            -----------

 2.1 Agreement and Plan of Merger dated April 19, 1996 among the Company, Summit Acquisition Corporation, Lens Express, Inc., Mordechai Golan, Creslin Limited, Menderes Akdag and Huseyin Kizanlikli, incorporated by reference to the Company's Form 8-K dated May 15, 1996

 2.2 Agreement and Plan of Merger dated October 1, 1998 among the Company, Alpine Acquisition Corp. and Autonomous Technologies Corporation, filed with the Commission as Exhibit 2.1 to the Report on Form 8-K filed with the Commission on October 7, 1998.

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

 10.7 1992 Stock Option Plan For Outside Directors, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995*

 10.8 Settlement Agreement with Visx, Inc. dated June 4, 1998 filed with the Commission as Exhibit 2.1 to the Report on Form 8-KA filed with the Commission on January 14, 1999 (as to which confidential treatment has been allowed by the Commission for certain portions)

 11            Statement Re: Computation of Per Share Earnings

 22 Subsidiaries, incorporated by reference to Exhibit 22 to the 1992 10-K

 23.1          Consent of Deloitte & Touche LLP, attached hereto

 23.2          Consent of KPMG Peat Marwick LLP, attached hereto

 27            Financial Data Schedule (For EDGAR Filing Purposes Only)

 99 Report on Form 8-K filed with the Commission on June 18, 1998 regarding change in certifying accountant


4.   Reports on Form 8-K

     Form 8-K filed with the Commission on October 7, 1998 regarding the Company's entry into the Agreement and Plan of Merger with Autonomous Technologies, Inc. dated October 1, 1998.



               *Management Compensation Plan

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUMMIT TECHNOLOGY, INC.


Date: March 31, 1999                         By: /s/ Robert J. Palmisano
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

Signature                    Title                             Date


/s/ Robert J. Palmisano      Director and
-------------------------    Chief Executive Officer           March 31, 1999
Robert J. Palmisano


/s/ Robert J. Kelly          Executive Vice President,
-------------------------    Chief Financial Officer and       March 31, 1999
Robert J. Kelly              Treasurer


/s/ Jeffrey A. Bernfeld
-------------------------     Director                         March 31, 1999
Jeffrey A. Bernfeld


/s/ Richard F. Miller
-------------------------     Director                         March 31, 1999
Richard F. Miller


/s/ John A. Norris
-------------------------     Director                         March 31, 1999
John A. Norris


/s/ Richard M. Traskos        Director and
-------------------------     Chairman of the Board            March 31, 1999
Richard M. Traskos