Form 10-Q
period 1999-03-31
SUMMIT TECHNOLOGY INC
filed 1999-05-17
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: MARCH 31, 1999
                                     ------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission File Number: 0-16937
                                                 -------

                             SUMMIT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

        Massachusetts                                  04-2897945
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

21 Hickory Drive, Waltham, Massachusetts                                02451
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

On May 10, 1999, 42,381,200 shares of common stock, par value $0.01 per share were outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS; UNAUDITED)


                                                                MARCH 31,     DECEMBER 31,
                                                                   1999            1998
-------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                  $ 40,113         $ 31,314
      Short-term investments                                       30,474           33,295
      Receivables, net of allowances                               13,127           12,764
      Inventories                                                  15,644           17,403
      Other current assets                                          6,555            5,965
                                                                  -------------------------
                Total current assets                              105,913          100,741

Long-term investments                                              40,025           25,253
Property and equipment, net                                         8,574            8,802
Patents and other intangibles, net                                  7,485            7,497
Other assets                                                        2,823            2,632
-------------------------------------------------------------------------------------------
                TOTAL ASSETS                                     $164,820         $144,925
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                           $  3,466         $  4,132
      Accrued expenses                                              6,097            5,081
      Current maturities of long-term debt                          5,173            6,431
      Deferred revenue                                              5,529            6,144
                                                                  -------------------------
                Total current liabilities                          20,265           21,788
Deferred revenue - noncurrent                                       4,004            3,653
Long-term debt, less current maturities                               111              150
-------------------------------------------------------------------------------------------
                Total liabilities                                  24,380           25,591
-------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value. Authorized
            5,000,000 shares; none issued                              --               --
      Common stock, $.01 par value. Authorized 60,000,000
            shares; issued 31,352,641 shares in 1999
            and 31,322,880 in 1998; outstanding 31,187,926
            in 1999 and 31,153,765 in 1998                            314              314
      Additional paid-in capital                                  149,534          149,482
      Accumulated deficit                                         (17,833)         (20,219)
      Accumulated other comprehensive income (loss)                 9,233           (9,411)
      Treasury stock, at cost, 164,715 shares
            in 1999 and 169,115 shares in 1998                       (808)            (832)
-------------------------------------------------------------------------------------------
                Total stockholders' equity                        140,440          119,334
-------------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $164,820         $144,925
===========================================================================================


See accompanying notes to condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                              THREE MONTHS
                                                              ENDED MARCH 31,
                                                            1999          1998
                                                                    (as restated)
--------------------------------------------------------------------------------


Revenues:
     Systems                                              $ 3,335      $  3,288
     License fees, service and other                       10,185         6,835
     Contact lens and related products                     12,164        11,917
                                                          ----------------------
Total revenues                                             25,684        22,040
                                                          ----------------------
Cost of revenues:
     Systems                                                3,300         2,865
     License fees, service and other                        2,717         2,794
     Contact lens and related products                      7,361         7,649
                                                          ----------------------
Total cost of revenues                                     13,378        13,308
                                                          ----------------------
Gross profit                                               12,306         8,732
                                                          ----------------------
Operating expenses:
     Selling, general and administrative                    8,625         7,175
     Research, development and regulatory                   2,086         1,838
                                                          ----------------------
         Total operating expenses                          10,711         9,013
                                                          ----------------------

Operating income (loss)                                     1,595         (281)

Interest income                                             1,086           928
Interest expense                                             (114)         (240)
Other income (expense)                                       (116)           (6)
                                                          ----------------------
Income before provision for income taxes                    2,451           401

Provision for income taxes                                     65            24
                                                          ----------------------
Income before cumulative effect of
     accounting principle change                            2,386           377
Cumulative effect of accounting principle
     change, net of tax                                        --       (10,103)
--------------------------------------------------------------------------------

         Net income (loss)                                $ 2,386      $ (9,726)
================================================================================

Basic and diluted earnings per share:
     Income before cumulative effect of
           accounting principle change                    $  0.08      $   0.01
     Cumulative effect of accounting principle
           change, net of tax                                  --         (0.32)
                                                          ----------------------
         Net income (loss)                                $  0.08      $  (0.31)
--------------------------------------------------------------------------------

Weighted average number of common shares:
     Basic                                                 31,165        31,082
     Effect of dilutive options outstanding                   293            --
                                                          ----------------------
     Diluted                                               31,458        31,082
================================================================================


See accompanying notes to condensed consolidated financial statements.

                     SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS; UNAUDITED)


                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                           1999           1998
                                                                    (as restated)
--------------------------------------------------------------------------------

Net income (loss)                                      $  2,386         $(9,726)

Net unrealized gain on investments, net of tax           18,644           4,702
--------------------------------------------------------------------------------

Comprehensive income (loss)                            $ 21,030         $(5,024)
================================================================================









See accompanying notes to condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                           1999          1998
                                                                                    (as restated)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  2,386       $ (9,726)
Cumulative effect of accounting principle change                             --         10,103
Other non-cash items                                                         24             --
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
        Depreciation and amortization                                     1,126            837
        Provision for losses on accounts receivables                         13             55
        Changes in operating assets and liabilities:
               Receivables                                                 (376)        (2,113)
               Inventories                                                1,759            745
               Other current assets                                        (280)          (550)
               Accounts payable                                            (666)        (1,256)
               Accrued expenses                                           1,016           (125)
               Deferred revenue                                            (264)          (670)
------------------------------------------------------------------------------------------------
               Net cash provided (used) by operating activities           4,738         (2,700)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                        (754)       (15,399)
Purchases of long-term investments                                       (1,797)        (9,295)
Maturities of short-term investments                                      3,575         12,233
Maturities of long-term investments                                       5,669          1,403
Sales of short-term investments                                              --            983
Additions to property and equipment                                        (583)          (943)
Purchase of intangibles                                                    (303)            --
Decrease in restricted cash                                                  --          1,264
Loan to Autonomous and deferred acquisition costs                          (352)            --
Note receivable and other                                                  (149)            --
------------------------------------------------------------------------------------------------
               Net cash provided (used) by investing activities           5,306         (9,754)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                             (1,250)        (2,500)
Payments of capital lease obligations                                       (47)           (38)
Proceeds from exercise of stock options                                      52             --
Proceeds from other shares issued                                            --              3
Purchases of treasury stock                                                  --         (1,360)
------------------------------------------------------------------------------------------------
               Net cash used by financing activities                     (1,245)        (3,895)
------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                          8,799        (16,349)

Cash and cash equivalents at beginning of period                         31,314         33,720
------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $ 40,113       $ 17,371
==============================================================================================

Supplemental cash flow information:
        Interest paid                                                  $     96       $    336
        Income taxes paid                                              $     35       $     24
==============================================================================================



See accompanying notes to condensed consolidated financial statements.

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS; UNAUDITED)


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

On April 29, 1999, the Company completed its acquisition of Orlando, FL-based Autonomous Technologies Corporation ("Autonomous") for approximately 11.2 million shares of the Company's common stock and $46.8 million in cash. The Company had entered into a definitive merger agreement with Autonomous to acquire all of Autonomous' outstanding shares in October 1998. As part of the agreement, the Company provided Autonomous an $8.0 million revolving line of credit under which Autonomous could borrow up to $1.5 million in any calendar month. One half of the amount outstanding under the revolver on the closing date of the transaction reduced the cash consideration paid by the Company. As of March 31, 1999, other current assets include $4,184 of costs related to this acquisition, of which $3,000 represents borrowings by Autonomous under the revolver and $1,184 represents deferred costs incurred in connection with this acquisition.

The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share: Basic earnings per share amounts are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts include the effect of all potential common shares, if dilutive, that were outstanding during the period.

Reclassifications: Certain prior period information has been reclassified to conform with current period presentation of data.

3.   INVENTORIES

         Inventories consist of the following:

                                                  March 31,       December 31,
          (in thousands)                            1999               1998
          -------------------------------------------------------------------
          Raw materials and subassemblies          $ 5,634           $ 5,599
          Work in process                            1,239             1,244
          Finished goods                             8,771            10,560
          -------------------------------------------------------------------
                     Total                         $15,644           $17,403
          ===================================================================


4.   CONTINGENCIES

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

Patent Litigation. Pillar Point Partners commenced patent infringement litigation against certain ophthalmologists believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners, as well as one alleged manufacturer of such laser systems. These actions were originally pending as PILLAR POINT PARTNERS, et al. v. DAVID DULANEY, et al. (U.S. DISTRICT COURT, DISTRICT OF ARIZONA, CIVIL ACTION NO. 96-2051PHXPGR), PILLAR POINT PARTNERS, et al. v. JON G. DISHLER, et al. (U.S. DISTRICT COURT, DISTRICT OF COLORADO, CIVIL ACTION NO. 96-N-2351), and PILLAR POINT PARTNERS, et al. v. JUI-TENG LIN, et al. (U.S. DISTRICT COURT, MIDDLE DISTRICT OF FLORIDA, CIVIL ACTION NO. 97-54-CV-ORL-22). The Dulaney action was subsequently settled. The defendant in the Dishler action has asserted counterclaims seeking declarations that the patents in suit are invalid and unenforceable and has also raised antitrust counterclaims.

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

The plaintiff seeks, among other things, antitrust damages of at least $30 plus $2 to $3 per month until the date of judgment, trebling of those damages, compensatory and punitive damages on the fraud claim against the Company of at least $500 plus $2 to $3 per month until the date of judgment, attorney's fees, and a permanent injunction against future violations. On September 5, 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar antitrust claims and seeking substantially similar relief, including damages before trebling of at least $125 plus $12 per month until the date of judgment. Plaintiff's counsel in the Shepherd case has indicated that he intends to seek certification of the case as a class action.

On November 5, 1997, Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., Inc., d/b/a Laser Eye Center, sued Pillar Point, VISX, the Company and certain affiliates of VISX and the Company in the Federal District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraud in connection with certain of the Company's sales and marketing activities. The plaintiffs seek, among other compensatory damages on the fraud claim against the Company of at least $49, disgorgement of revenues and profits, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs. The Company has withdrawn its motion to dismiss and has filed a counterclaim for patent infringement against the plaintiffs and Antoine Garabet and Abraham Shammas, individually. On April 29, 1999, Antoine L. Garabet, M.D., Inc. and Abraham V. Shammas, M.D., Inc., both doing business as the Laser Eye Center, filed suit in the United States District Court for the Central District of California against the Company and Autonomous Technologies Corporation. The suit alleges violations of Section 7 of the Clayton Act, 15 U.S.C. ss. 18, Section 1 of the Sherman Act, and California unfair competition law, among other things, in connection with the Company's acquisition of Autonomous. The complaint seeks, among other things, unspecified treble damages, a permanent injunction barring consummation of the Company's acquisition of Autonomous, divestiture in the event that the acquisition is consummated, restitutionary relief, including disgorgement of alleged unlawful profits and the imposition of a constructive trust over alleged ill gotten gains, and attorneys' fees and costs. Plaintiffs also have threatened to seek a temporary restraining order, preliminary injunction, and other unspecified preliminary injunctive relief directed at the acquisition.

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

Carolina Eye Associates, P.A. and Carolina-South Eye Associates filed suit against VISX and the Company in the U.S. District Court for the District of New Jersey on February 4, 1999. This action, like the consolidated federal actions described above. purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September, 1995. The complaint alleges, among other things, price-fixing in violation of Section 1 of the Sherman Act and seeks, among other things, compensatory damages of at least $100,000 plus $8,300 per month from the filing of the complaint until the date of judgment, trebling of those damages, attorneys' fees, costs, and declaratory and injunctive relief. The Judicial Panel on Multidistrict Litigation has transferred this case to Federal District Court in Arizona.

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

Consolidated California State Litigation. Beginning in late March, 1998, a number of actions brought by individuals under the Cartwright Act and California unfair competition laws were commenced against the Company, VISX, and related defendants in Superior Court of Santa Clara County. In May, 1998, these actions were consolidated as IN RE PRK/LASIK CONSUMER LITIGATION. In June, 1998, plaintiffs B.J. Snyder, Donna McMahan, Paula Mobsby, Helen Thomas, Carmen Ocariz, Martin Hermans, Ken Bartlett, Jackie Kirk, Grace Geniusz, Jocelyn Joseph, Andrew Stoddard, and Cynthia Brubecker filed an Amended Consolidated Master Complaint for Damages ("Amended Complaint") in this matter against the Company, Summit Partner, Inc., VISX, and VISX Partner, Inc. The Amended Complaint purports to be filed on behalf of a nationwide class of persons who have undergone excimer laser surgery with a laser manufactured by the Company or VISX. The Amended Complaint seeks, inter alia, unspecified compensatory damages, restitution and/or disgorgement of alleged ill-gotten gains, prejudgment and postjudgment interest, costs of suit, and attorneys' fees, as well as various forms of declaratory and injunctive relief, including an order permitting any person or entity with which the Company or VISX or both have entered into any agreement since June 3, 1992, for the purchase, license, or use of any of the Pillar Point Patents to withdraw from such agreement without penalty or obligation. The Company and Summit Partner, Inc. have filed an answer denying generally the allegations of the Amended Complaint in this litigation. James Ballard filed a similar suit against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., Pillar Point Partners, and other individual defendants in Superior Court of San Diego County. This suit has been transferred to Santa Clara County and consolidated as part of IN RE PRK/LASIK CONSUMER LITIGATION. The parties have stipulated to the conditional certification of a class of natural persons in California, Alabama, Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, and Wisconsin who have undergone ophthalmic refractive surgery with an excimer laser manufactured by the Company or VISX.

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

In June, 1998, Barbara Worcester, an individual who allegedly has had laser vision correction surgery performed, filed an action in Wisconsin state court against the Company, Summit Partner, Inc., VISX, VISX Partner, Inc., and Pillar Point Partners. The case purports to be a class action on behalf of all Wisconsin purchasers of refractive laser surgery procedures. The complaint alleges violations of Chapter 133 of the Wisconsin Statutes. The complaint seeks unspecified treble damages, attorneys' fees and costs, and declaratory and injunctive relief. Defendants removed this action to federal court, and it has been transferred to the District of Arizona. Plaintiff has filed a motion seeking class certification. In January, 1999, Karen Frankson, Virginia Harmes, and Beth Luetschwager, three individuals who allegedly have had laser vision correction surgery performed, filed a similar purported class action in Wisconsin state court. Defendants removed this action to Federal District Court in Wisconsin, and it has been transferred to Federal District Court in Arizona.

In May, 1999, Linda Brisson, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Minnesota state court against the Company, VISX, Pillar Point Partners, and related defendants. The case purports to be a class action on behalf of all Minnesota purchasers of refractive laser surgery procedures. The complaint alleges, among other things, violations of Minnesota antitrust law. The complaint seeks, among other things, compensatory damages alleged to be at least in the millions of dollars, trebling of those damages, attorneys' fees and costs, and injunctive and other relief.

Also in May, 1999, John Castino, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Minnesota state court against the Company and VISX. The case purports to be a class action under various state antitrust laws on behalf of a purported class of all residents of Alabama, the District of Columbia, Hawaii, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, and Wisconsin who have paid for laser vision correction surgery. The complaint seeks, among other things, unspecified actual and multiple damages, attorneys' fees and costs, and injunctive and other relief.

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


5.    Business Segments

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

The category "Other" includes the Company's investments, interest income, interest expense and other non-operating income (expense).


                                                    Laser vision    Contact lens and
                                                    correction      related products    Other       Total
                                                    -------------   ----------------   -------     ---------
Revenues:
    Three Months Ended March 31, 1999                $  13,520         $  12,164       $    -      $  25,684
    Three Months Ended March 31, 1998 (as restated)     10,123            11,917            -         22,040

Income (loss) from continuing operations
  before provision for income taxes:
    Three Months Ended March 31, 1999                $     678         $     917       $    856    $   2,451
    Three Months Ended March 31, 1998 (as restated)     (1,583)            1,302            682          401


Total assets:
    March 31, 1999                                   $  48,831         $   11,280      $104,709    $ 164,820
    December 31, 1998                                   47,744             10,048        87,133      144,925

6.    Restatement

During the fourth quarter of 1998, the Company changed its method of accounting for membership fee revenues which were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years. Adoption of the new method resulted in a one-time charge of $10,103, or $.32 per basic and diluted share, representing the cumulative effect of adopting the new accounting principle as of January 1, 1998. The Company has restated the first three quarters of 1998 in accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements".

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

On April 29, 1999, the Company completed its acquisition of Orlando, FL-based Autonomous Technologies Corporation ("Autonomous") for approximately 11.2 million shares of the Company's common stock and $46.8 million in cash. The Company had entered into a definitive merger agreement with Autonomous to acquire all of Autonomous' outstanding shares in October 1998. As part of the agreement, the Company provided Autonomous an $8.0 million revolving line of credit under which Autonomous could borrow up to $1.5 million in any calendar month. One half of the amount outstanding under the revolver on the closing date of the transaction reduced the cash consideration paid by the Company. As of March 31, 1999, other current assets include $4.2 million of costs related to this acquisition, of which $3.0 million represents borrowings by Autonomous under the revolver and $1.2 million represents deferred costs incurred in connection with this acquisition.

The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.


FIRST QUARTER RESULTS OF OPERATIONS

Revenues: Revenues for the three months ended March 31, 1999 increased 17% to $25.7 million from $22.0 million for the three months ended March 31, 1998. Revenues from the Company's laser vision correction business were $13.5 million in the first quarter of 1999 compared to $10.1 million in the first quarter of 1998, a 34% increase. This increase was primarily related to a substantial increase in license fee revenues. In the first quarter of 1999, the number of procedures in the U.S. performed on the Company's laser systems increased 31% over the fourth quarter of 1998 and 81% over the first quarter of 1998. Revenues from system sales, which include new placements as well as upgrades of laser systems, increased 1% in the first quarter of 1999 compared to the first quarter of 1998. System sales in the first quarter of 1999 also include revenues from the Company's microkeratome product line, which was acquired in the fourth quarter of 1998. In the first quarter of 1999, revenues from contact lens and related products increased 2% to $12.2 million from $11.9 million in the same period a year ago.

Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 52% in the first quarter of 1999 from 60% in the first quarter of 1998. This decrease was primarily attributable to the favorable impact from lower cost of revenues associated with license fee revenues and contact lens and related products. Cost of system revenues as a percentage of its revenue was 99% and 87% in the first quarter of 1999 and 1998, respectively. In the first quarter of 1999, cost of system revenues was negatively affected by unabsorbed manufacturing costs.

Operating Expenses: Selling, general and administrative expenses in the first quarter of 1999 were $8.6 million compared to $7.2 million in the first quarter of 1998, a 20% increase. Selling, general and administrative expenses as a percentage of revenues were 34% and 33% in the first quarter of 1999 and 1998, respectively. The Company has continued to incur significant expenditures in sales and marketing in order to grow laser vision correction procedure volume, which included increased promotions and development of product marketing materials for users of the Company's lasers.

Research, development and regulatory expenses in the first quarter of 1999 increased to $2.1 million from $1.8 million in the same period a year ago, primarily as a result of increased spending on the Company's regulatory efforts to obtain additional FDA approvals for the use of the Apex Plus to treat a wider range of common refractive vision disorders.

Other Income (Expense): Interest income in the first quarter of 1999 increased slightly to $1.1 million in the first quarter of 1999 from $.9 million in the first quarter of 1998, primarily due to higher average balances of cash and cash equivalent balances and short and long-term investments. Interest expense decreased to $.1 million in the first quarter of 1999 from $.2 million in the first quarter of 1998 as a result of lower borrowings.

Net Income: Income before the cumulative effect of accounting change was $2.4 million, or $0.08 per basic and diluted share, in the first quarter of 1999 compared to $.4 million, or $0.01 per basic and diluted share, in the first quarter of 1998. Net income in the first quarter of 1999 was $2.4 million, or $0.08 per basic and diluted share, compared to a net loss of $9.7 million, or $0.31 per basic and diluted share in the first quarter of 1998. The 1998 first quarter results include a one-time non-cash charge of $10.1 million, or $0.32 per basic and diluted share, representing the cumulative effect of adopting a new accounting principle as of January 1, 1998. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years. Customers of Lens pay membership fees, which entitle members to purchase contact lens, and related products at member prices. The Company believes that this method is preferable because it spreads revenue over the period that benefits are provided to members.

Income Taxes: The effective tax rate for the first quarter of 1999 was 3% compared to 6% for the first quarter of 1998. The income tax provision for the first quarter of 1999 was determined using an estimated annual effective tax rate for the full year, which will include the operating results of Autonomous. The income tax provision for the first quarter of 1998 reflects the usage of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of March 31, 1999, the Company's cash and cash equivalent balances and short and long-term investments increased to $110.6 million from $89.9 million as of December 31, 1998. Shares of LCA common stock included in long-term investments as of March 31, 1999 and December 31, 1998 were valued at $28.4 million and $9.8 million, respectively. Working capital increased to $85.6 million as of March 31, 1999 from $79.0 million as of December 31, 1998. In the first quarter of 1999, net cash provided by operating activities was $4.7 million compared to net cash used by operating activities of $2.7 million in the first quarter of 1998. Net income before depreciation and amortization and cumulative effect of accounting principle change was $3.5 million and $1.2 million in the first quarter of 1999 and 1998, respectively.

In the first quarter of 1999, net cash provided by investing activities of $5.3 million resulted primarily from a net decrease in short and long-term investments of $6.7 million offset by capital expenditures of $.6 million, deferred acquisition costs of $.4 million, purchase of intangibles of $.3 million and issuance of a note for $.1 million. In the first quarter of 1998, net cash used by investing activities of $9.8 million resulted primarily from an increase in short and long-term investments of $10.1 million and capital expenditures of $.9 million offset by a decrease in restricted cash of $1.3 million.

In the first quarter of 1999, net cash used by financing activities of $1.2 million was primarily attributable to repayments of long-term debt of $1.3 million. In the first quarter of 1998, net cash used by financing activities of $3.9 million included repayments of long-term debt of $2.5 million and repurchases of 250,000 shares of the Company's common stock for $1.4 million.

In 1996, the Company entered into a loan agreement consisting of a $20.0 million unsecured revolving credit facility ("facility") and a $20.0 million unsecured term loan ("term loan"). The $20.0 million facility expired in March 1999 and there were no borrowings under the facility. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate.

The acquisition of Autonomous placed the Company in technical default of a loan agreement covenant. This default permits the lenders to accelerate payment of the remaining balance of the term loan. The outstanding balance of the term loan of $5.0 million as of March 31, 1999 has been included in current maturities of long-term debt. The interest rate of the term loan at March 31, 1999 was 7.75%.

The Company believes that the Autonomous acquisition will place a significant strain on the Company's liquidity. The cash consideration paid to Autonomous stockholders on April 29, 1999 of $46.8 million represented approximately 73% of the Company's cash and cash equivalent balances and short and long-term investments excluding the value of LCA common stock and net of the term loan at March 31, 1999. The Company is currently negotiating with its existing and other institutions for a new line of credit of approximately $20 million to $25 million. The Company is currently evaluating its options regarding debt and borrowing capacity. The Company believes that its existing corporate resources are adequate for at least the next twelve months to meet working capital needs and to fund corporate requirements.


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

The Company's available-for-sale investment securities consist of debt securities, primarily corporate bonds and mortgage-backed securities, and 7.2 million shares of LCA common stock. The fair value of these investment securities at March 31, 1999 was $70.5 million, which included $42.1 million of debt securities and $28.4 million of LCA common stock with a corresponding accumulated unrealized gain of $9.2 million. Substantially all of the unrealized gain relates to the LCA common stock, which is subject to much more market risk than the Company's debt securities and which has been more volatile than most market indices. A 10 percent change in the quoted market price of one share of LCA common stock would have an impact of approximately $1 million on the fair value of the Company's investment in LCA common stock. This impact would be recognized in the Company's statement of comprehensive income. At March 31, 1999, the Company's debt securities consist of highly rated debt instruments. The Company's investment goal surrounding debt securities is to meet liquidity needs and to preserve the principal.

The functional currency of the Company's foreign operations is the U.S. dollar. The Company enters into forward exchange contracts to reduce exposure to exchange rate risk associated with transactions in the ordinary course of business, primarily payments to vendors and employees in foreign currency. The forward exchange contracts establish a specific exchange rate at which the Company will sell U.S. dollars at a future date and have maturities not exceeding twelve months. Exchange gains or losses on forward exchange contracts are recognized in other income (expense) when the contracts are settled. In the first quarter of 1999, the Company recorded a loss of $45,000 for outstanding forward exchange contract at March 31, 1999 that did not hedge firm commitments to third parties. Outstanding forward exchange contracts at March 31, 1999 had a notional value of $2.3 million. A 10% change in the currency exchange rates associated with these contracts would have a $.2 million impact on the Company's operating results.

The Company has a variable rate term loan with an unpaid principal balance of $5.0 million at March 31, 1999. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate. A one-percentage point change in the prime rate would impact interest expense in 1999 by approximately $19,000.


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

Internal Operation: A review of the Company's internal computer systems and software packages has been performed to identify the systems and software that could be affected by this issue. Discovery of these systems and software is done through surveys and research of third party suppliers and manufacturers. The Company will also be performing independent testing through the use of testing applications and scripting to simulate and test for Year 2000 related issues. Those hardware devices, which include, but are not limited to, desktops, laptops, file servers, LAN and WAN hardware, PBX and voicemail, found not to be compliant have been or will be either replaced or upgraded to meet compliance. The Company currently believes that by either upgrading its software packages to currently available versions or replacing them, the Year 2000 problem will not pose a significant operational problem to the Company. These software packages include, but not limited to, financials, manufacturing, payroll, customer service, email and local area network operating system. A survey of vendors providing electronic information will be conducted and addressed. Installation of and testing of Year 2000 compliant hardware and software is currently expected to be completed within the next six months. The costs related to software upgrades are not anticipated to be material and have been incurred in the normal course of operations.

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

Year 2000 Risks: Efforts are continually being made to ensure proper operation of the Company's systems during the transition from 1999 to 2000 and beyond. As well, internal testing, and Year 2000 testing tools will be used to test the readiness of software applications for the Year 2000. In the event of unforeseen or unanticipated issues related to the Year 2000, these issues may have material adverse effect on the Company's results of operations, financial position, or cash flow.

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


CAUTIONARY STATEMENTS AND RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Cautionary Statement under "Safe harbor" Provisions of the Private Securities Litigation Reform Act of 1995: Statements made in this filing contain information about the Company's future business prospects. These statements may be considered "forward looking". These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward looking statements. Among these risks and uncertainties are: competition from other manufacturers and vision correction technologies, delays in obtaining regulatory approvals, challenges to patents owned and licensed by the Company affecting per procedure revenues and adverse litigation results. For additional information and risks associated with the Company's business prospects, and future operating results, please refer to the Company's annual report on Form 10-K for the year ended December 31, 1998.



                    PART I: FINANCIAL INFORMATION (CONTINUED)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is included in Item 2 of Part I of this Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS



     a) See Note 4 to Notes to Condensed Consolidated Financial Statements above (Part I, Item 1 of this filing), for description of pending material litigation

     b)   Material developments:

          (i) Early in the second quarter of 1999, the Company settled in principle the remaining Lens Express employee litigation matters. These cases, brought by a current employee and a former employee of Lens Express, included allegations of sexual discrimination and harassment arising out of the alleged conduct of a former Lens Express employee and shareholder. As of the date of this report, one such settlement has been fully consummated and the other has been documented in a settlement agreement that has been circulated among the parties for execution. The amount of these settlements was accrued in the first quarter of 1999 and will have no material adverse effect on subsequent periods.

          (ii) Early in the second quarter of 1999, Kathy Tedesco voluntarily agreed to dismiss her action against the Company. This case, which arises out of allegedly negligent laser eye surgery performed by Dr. Antoine Garabet, is proceeding against Dr. Garabet.

          (iii) Pursuant to a settlement stipulation previously lodged with the Court, on January 27, 1999, the Federal District Court for the District of Arizona entered an Order dismissing the BARNET-DULANEY litigation.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     a.)  Exhibits:

          27   Financial Data Schedule (For EDGAR Filing Purposes Only)

     b.)  Reports of Form 8-K:

          (i) On March 23, 1999, the Company filed a report on Form 8-K in order to permit certain of its financial statements and related management discussions and analyses to be incorporated by reference in the Company's Form S-4 Registration Statement.

          (ii) On January 14, 1999, the Company filed a report on Form 8-K/A to update an Exhibit to its Settlement and Dissolution Agreement with VISX following discussions with the SEC staff concerning the Company's request for confidential treatment of certain portions of the Exhibit.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SUMMIT TECHNOLOGY, INC.




Date: May 17, 1999                           By: /s/ Robert J. Palmisano
                                                 ------------------------------
                                                 Robert J. Palmisano
                                                 Chief Executive Officer


Date: May 17, 1999                           By: /s/ Robert J. Kelly
                                                 ------------------------------
                                                 Robert J. Kelly
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer