Form 10-Q
period 1999-06-30
SUMMIT TECHNOLOGY INC
filed 1999-08-16
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: JUNE 30, 1999
                                     -------------

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

On July 30, 1999, 42,584,414 shares of common stock, par value $0.01 per share were outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                     JUNE 30,       DECEMBER 31,
                                                                                        1999               1998
------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                                      $ 11,845              $31,314
      Short-term investments                                                           15,548               33,295
      Receivables, net of allowances                                                   16,421               12,764
      Inventories                                                                      20,581               17,403
      Other current assets                                                              3,341                5,965
                                                                           ----------------------------------------
                Total current assets                                                   67,736              100,741

Long-term investments                                                                  66,139               25,253
Property and equipment, net                                                            13,634                8,802
Patents and other intangibles, net                                                     10,321                7,497
Purchased technologies, net                                                            27,788                   --
Goodwill, net                                                                          54,966                   --
Other assets                                                                            3,773                2,632
-------------------------------------------------------------------------------------------------------------------
                TOTAL ASSETS                                                         $244,357             $144,925
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                               $  8,226             $  4,132
      Accrued expenses                                                                  8,580                5,081
      Current maturities of long-term debt                                              2,720                6,431
      Deferred revenue                                                                  6,212                6,144
                                                                           ----------------------------------------
                Total current liabilities                                              25,738               21,788
Deferred revenue - noncurrent                                                           4,033                3,653
Deferred tax liabilities                                                               17,630                   --
Long-term debt, less current maturities                                                   202                  150
-------------------------------------------------------------------------------------------------------------------
                Total liabilities                                                      47,603               25,591
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000,000 shares; none
           issued                                                                         --                   --
      Common stock, $.01 par value.  Authorized 100,000,000 shares;
           issued 42,719,730 shares in 1999 and 31,322,880 shares in 1998;
           outstanding 42,555,015 shares in 1999 and 31,153,765 in 1998                   427                 314
      Additional paid-in capital                                                      209,570             149,482
      Accumulated deficit                                                             (41,768)            (20,219)

      Accumulated other comprehensive income (loss)                                    29,333              (9,411)

      Treasury stock, at cost, 164,715 shares
           in 1999 and 169,115 shares in 1998                                            (808)               (832)
-------------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                            196,754             119,334
-------------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $244,357            $144,925
===================================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              THREE MONTHS                             SIX MONTHS
                                                              ENDED JUNE 30,                          ENDED JUNE 30,
                                                          1999              1998                  1999             1998
                                                                   (AS RESTATED,                          (AS RESTATED,
                                                                         NOTE 8)                                NOTE 8)
---------------------------------------------------------------------------------------------------------------------------

Revenues:
     Systems                                          $  4,394         $   5,395             $  7,729         $  8,683
     License fees, service and other                    11,300             7,459               21,485           14,294
     Contact lens and related products                  11,707            11,246               23,871           23,163
                                                    -----------------------------------------------------------------------
Total  revenues                                         27,401            24,100               53,085           46,140
                                                    -----------------------------------------------------------------------
Cost of revenues:
     Systems                                             3,595             4,102                6,895            6,967
     License fees, service and other                     4,068             3,208                6,785            6,002
     Contact lens and related products                   7,053             6,845               14,414           14,494
     Inventory write-down                                2,800                --                2,800               --
                                                    -----------------------------------------------------------------------
Total cost of revenues                                  17,516            14,155               30,894           27,463
                                                    -----------------------------------------------------------------------

Gross profit                                             9,885             9,945               22,191           18,677
                                                    -----------------------------------------------------------------------
Operating expenses:
     Selling, general and administrative                10,512             7,242               19,137           14,417
     Research, development and regulatory                3,844             1,761                5,930            3,599
     Acquired in-process research and development       19,800                --               19,800               --
                                                    -----------------------------------------------------------------------
               Total operating expenses                 34,156             9,003               44,867           18,016
                                                    -----------------------------------------------------------------------

Operating income (loss)                                (24,271)              942              (22,676)             661
Litigation settlement, net of related expenses              --            34,386                   --           34,386
Interest income                                            626               938                1,712            1,866
Interest expense                                           (82)             (208)                (196)            (448)
Other income (expense)                                    (116)               46                 (232)              40
                                                    -----------------------------------------------------------------------

Income (loss) before provision for income taxes        (23,843)           36,104              (21,392)          36,505
Provision for income taxes                                  92             4,896                  157            4,920
                                                    -----------------------------------------------------------------------
Income (loss) before cumulative effect of
      accounting principle change                      (23,935)           31,208              (21,549)          31,585
Cumulative effect of accounting principle
        change, net of tax                                  --                --                   --          (10,103)
---------------------------------------------------------------------------------------------------------------------------

               Net income (loss)                      $(23,935)        $  31,208             $(21,549)        $ 21,482
===========================================================================================================================

Basic and diluted earnings (loss) per share:
      Income (loss) before cumulative effect of
           accounting principle change                $  (0.61)        $    1.00             $  (0.61)        $   1.01
     Cumulative effect of accounting principle
           change, net of tax                               --                --                   --            (0.32)
---------------------------------------------------------------------------------------------------------------------------
      Net income (loss) per share                     $  (0.61)        $    1.00             $  (0.61)        $   0.69
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares:
      Basic                                             39,362            31,277               35,219           31,288
      Effect of dilutive options outstanding                --                50                   --               31
                                                    -----------------------------------------------------------------------
      Diluted                                           39,362            31,327               35,219           31,319

---------------------------------------------------------------------------------------------------------------------------






See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                              THREE MONTHS                             SIX MONTHS
                                                              ENDED JUNE 30,                          ENDED JUNE 30,
                                                          1999              1998                  1999             1998
                                                                    (AS RESTATED,                          (AS RESTATED,
                                                                          NOTE 8)                                NOTE 8)
-------------------------------------------------------------------------------------------------------------------------------



Net income (loss)                                      $(23,935)         $ 31,208            $(21,549)         $ 21,482

Net unrealized gain on investment, net of tax            20,100             8,269              38,744            12,971
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                            $ (3,835)         $ 39,477            $ 17,195          $ 34,453
===============================================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                      1999              1998
                                                                                (AS RESTATED,
                                                                                      NOTE 8)
                                                                -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                          $(21,549)         $ 21,482
       Cumulative effect of accounting principle change                 --            10,103
       Acquired in-process research and development                 19,800                --
       Inventory write-down                                          2,800                --
       Other non-cash items                                             24                --
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation and amortization                             3,366             1,743
           Provision for losses on accounts receivables                 13               162
           Changes in operating assets and liabilities:
                Receivables                                         (3,594)           (4,807)
                Inventories                                         (1,387)              619
                Prepaid expenses and other assets                   (1,063)             (745)
                Accounts payable                                     3,905               138
                Accrued expenses                                    (2,305)            4,765
                Deferred revenue                                       106            (1,614)
                                                                  --------          --------
Net cash provided by operating activities                              116            31,846
                                                                  --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments                            (754)          (19,237)
       Purchases of long-term investments                           (1,797)           (9,295)
       Maturities of short-term investments                          3,781            20,197
       Maturities of long-term investments                           5,669             5,066
       Sales of short-term investments                              14,720               983
       Sales of long-term investments                               11,616                --
       Additions to property and equipment                          (3,088)           (1,846)
       Purchase of patents and other intangibles                      (375)               --
       Decrease in restricted cash                                      --             1,264
       Note receivable and other                                      (299)               --
       Cost of acquisition, net                                    (46,344)               --
                                                                  --------          --------
Net cash provided by investing activities                          (16,871)           (2,868)
                                                                  --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt                                 (3,750)           (3,750)
       Payments of capital lease obligations                          (102)              (96)
       Proceeds from exercise of stock options                       1,138                34
       Proceeds from other shares issued                                --                68
       Purchases of treasury stock                                      --            (1,360)
                                                                  --------          --------
Net cash used by financing activities                               (2,714)           (5,104)
                                                                  --------          --------

Increase (decrease) in cash and cash equivalents                   (19,469)           23,874
Cash and cash equivalents, beginning of year                        31,314            33,720
                                                                  --------          --------
Cash and cash equivalents, end of year                            $ 11,845          $ 57,594
                                                                  ========          ========

Supplemental cash flow information:
-----------------------------------
Interest paid                                                     $    187          $    548
Income taxes paid                                                 $     49          $     70




See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share: Basic earnings per share amounts are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts include the effect of all potential common shares, if dilutive, that were outstanding during the period.

Reclassifications: Certain prior period information has been reclassified to conform to current period presentation of data.


3.   INVENTORIES

         Inventories consist of the following:

                                                  June 30,       December 31,
                                                     1999               1998
          -------------------------------------------------------------------
          Raw materials and subassemblies          $ 6,744           $ 5,599
          Work in process                            3,535             1,244
          Finished goods                            10,302            10,560
          -------------------------------------------------------------------
                     Total                         $20,581           $17,403
          ===================================================================

4.   ACQUISITION

On April 29, 1999, the Company completed its acquisition of Orlando, FL-based Autonomous Technologies Corporation ("Autonomous") for 11,190,306 shares of the Company's common stock and $46,826 in cash. Autonomous is engaged in the design and development of next-generation excimer laser instruments for laser refractive surgery. Autonomous' LADARVision System combines laser radar eye tracking with narrow beam shaping technology.

The acquisition of Autonomous has been accounted for under the purchase method of accounting. The issuance of 11,190,306 shares of Summit common stock was valued at $4.2917 per share, which represents the price at which the total share and cash consideration paid by the Company became substantially fixed. The purchase price has been allocated to the assets acquired by the Company and to the liabilities assumed by the Company based on their estimated fair values.

An independent third-party appraisal company is conducting a valuation of the intangible assets that the Company acquired. These intangibles include purchased technologies, in-process research and development and other intangible assets. Purchased technologies primarily consist of Autonomous' LADARVision technology. The fair value of the in-process research and development of $19,800 which relates to Autonomous' CustomCornea research project has been recorded as an expense in the second quarter of 1999.

The valuation of these intangibles was determined using the income method. Revenue projections were completed through year 2012 and were separately identified as follows: (i) revenue derived from products relying on current technology, (ii) revenue derived from products relying on a new in-process research and development program -- CustomCornea, and (iii) revenue from future technologies not yet developed. Revenue generated from the CustomCornea product has similar margin and expense levels as those generated from the LADARVision product. The projected cash flows were discounted using a 27.5% rate. The fair value of in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio was calculated by dividing total expected expenditures on CustomCornea through the acquisition closing date by the total estimated expenditures to achieve technological feasibility. Management is responsible for the estimate of the value of the in-process research and development.

Amortization is being recognized on a straight-line basis over the following number of years:

    Goodwill -- 25 years
    Purchased technologies -- 15 years
    Other intangible asset -- 5 years

The total purchase price and allocation of the purchase price is as follows:

Total Purchase Price
--------------------
 Summit common stock (11,190,306 shares @ $4.2917
   per share)                                                 $ 48,025
 Cash paid to Autonomous equity holders                         46,826
 Acquisition-related fees and expenses                           3,537
 Fair value of Autonomous options and warrants exchanged for
   Summit stock options and warrants at the
   closing of the merger                                        11,037
 ---------------------------------------------------------------------
 Total purchase price                                         $109,425
 =====================================================================

Allocation of Purchase Price
----------------------------
 Net worth of Autonomous                                      $  2,991
 In-process research and development                            19,800
 Purchased technologies                                         28,100
 Other intangible asset                                          3,200
 Goodwill                                                       55,334
 ---------------------------------------------------------------------
 Total                                                        $109,425
 =====================================================================


The results of Autonomous' operations have been included in the Company's consolidated statement of operations from the effective date of acquisition, which was April 29, 1999. The following unaudited pro forma information combines the results of operations of Summit and Autonomous as if the acquisition had occurred on January 1, 1998 and excludes one-time charges of $19,800 for acquired in-process research and development and $2,800 to write-down inventory to its net realizable value as a result of the acquisition. The pro forma information does not purport to represent what the consolidated financial results of operations actually would have been if the acquisition in fact had occurred on January 1, 1998 or to project the consolidated results of operations of any future period.

                                                      Six months ended
                                                           June 30,
                                                      1999        1998
     -------------------------------------------------------------------
     Total revenues                                $ 53,251    $ 46,245
     Net income(loss)                              $ (8,310)   $ 14,184
     Basic and diluted earning (loss) per share    $  (0.20)   $   0.33
     ===================================================================

5.   CONTINGENCIES

The Company is a party to various litigation matters as described below. The Company has denied, or will deny, the substantive allegations in each of these actions, and intends to defend them vigorously. The Company may be served with additional complaints of a similar nature in the future. The Company may not prevail in the pending or any possible additional actions, and the resolutions of the actions, individually or in the aggregate, may have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company has not made any provision for any loss that may result upon resolution of these matters in the accompanying unaudited consolidated financial statements.

ANTITRUST LITIGATION

The Company, VISX, and certain of their affiliates (including Pillar Point Partners, a partnership between affiliates of the Company and VISX) are involved in a number of antitrust lawsuits which, among other things, allege price-fixing in connection with per-procedure patent royalties charged by the Company and VISX. These suits are pending in both federal and state court, on behalf of both direct purchasers from the Company and VISX and patients/consumers, and include both purported class actions and individual actions. Most of the federal lawsuits have been transferred for pretrial purposes to the U.S. District Court for the District of Arizona by the Judicial Panel on Multidistrict Litigation as In re: Pillar Point Partners Antitrust and Patent Litigation.

FEDERAL ANTITRUST LITIGATION

Cases Consolidated for Pre-Trial Proceedings
--------------------------------------------

In April 1998, The Eye Professionals, P.A. commenced an action in the U.S. District Court for the District of New Jersey against the Company and VISX. The case purported to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant for use of a Summit or VISX laser to perform laser vision correction surgery at any time after November 1, 1995. The complaint alleged, inter alia, price-fixing in violation of Section 1 of the Sherman Act. The action sought treble damages, costs of suit, attorneys' fees, and various forms of declaratory and injunctive relief. Similar actions were also filed in May 1998 by Metropolitan Eye Center and Outpatient Surgical Facility, Inc. in the U.S. District Court for the Northern District of California against the Company, VISX, Summit Partner and VISX Partner and by New England Laser Vision, Inc. in the U.S. District Court for the District of New Jersey against the Company and VISX. In August 1998, David R. Shapiro, M.D., filed another similar purported class action against the Company and VISX in the U.S. District Court for the District of Arizona. Plaintiffs in these cases have agreed to consolidation of the four purported class actions and filed a single consolidated amended complaint in the U.S. District Court for the District of Arizona. It purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995. The Consolidated Amended Class Action Complaint seeks, among other things, unspecified treble damages on behalf of plaintiffs and the alleged class, along with attorneys' fees, costs, and injunctive and declaratory relief.

In September 1998, Laser Eye Center of Texas, L.L.P. and Warren D. Cross, M.D., filed a purported class action against the Company, Summit Partner, VISX, VISX Partner and Pillar Point Partners in the U.S. District Court for the Southern District of Texas. The suit purports to be a class action on behalf of all persons and entities who have paid money to defendants, or any of their subsidiaries, on a per-procedure basis for the ability to use defendants' laser equipment or technology to perform laser vision correction surgery. Plaintiffs allege, among other things, price-fixing and monopolization in violation of Sections 1 and 2 of the Sherman Act. They seek, among other things, treble damages on behalf of the alleged class, costs of suit, including attorneys' fees, and declaratory and injunctive relief. This case was transferred to the District of Arizona for consolidated pre-trial proceedings.

In February 1999, Carolina Eye Associates, P.A. and Carolina-South Eye Associates filed suit against VISX and the Company in the U.S. District Court for the District of New Jersey. This action, like the consolidated federal actions described above, purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants, subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995. The complaint alleges, among other things, price-fixing in violation of Section 1 of the Sherman Act and seeks, among other things, compensatory damages of at least $100,000 plus $8,300 per month from the filing of the complaint until the date of judgment, trebling of those damages, attorneys' fees, costs, and declaratory and injunctive relief. This case was transferred to the District of Arizona for consolidated pre-trial proceedings.

In March 1998, Janice Camp of Atlanta, Georgia commenced an action in the U.S. District Court for the District of Massachusetts against the Company and VISX. As amended in

April 1998, the complaint added as a named plaintiff Jon Singer of Congers, New York. The case purported to be a class action on behalf of all similarly situated individuals who have undergone laser vision correction surgery utilizing equipment or technology purchased or leased from Pillar Point Partners and who paid a price for that surgery that was artificially inflated due to the alleged anti-competitive and illegal licensing agreement entered into between the Company and VISX. The complaint alleged monopolization, conspiracy to monopolize, conspiracy to restrain trade, violation of the Clayton Act, violation of the RICO Act and violations of state consumer protection statutes. The action sought, inter alia, treble damages, punitive or exemplary damages, costs of suit, attorneys' fees, and various forms of equitable relief, including disgorgement of ill-gotten gains and restitution. The case was transferred to the District of Arizona for consolidated pre-trial proceedings. The court recently granted defendants' motion to dismiss.

In June 1996, a Texas ophthalmologist, Robert G. Burlingame, sued the Company, Summit Partner, VISX, VISX Partner and Pillar Point Partners in U.S. District Court for the Northern District of California alleging price-fixing in violation of Section 1 of the Sherman Act and state antitrust laws and fraud and deceit in connection with certain of the Company's sales and marketing activities. The plaintiff seeks, among other things, compensatory damages of at least $30 plus $2 to $3 per month until the date of judgment, trebling of those damages, compensatory and punitive damages on the fraud claim against the Company of at least $500 plus $2 to $3 per month until the date of judgment, attorneys' fees, costs and declaratory and injunctive relief. This case was transferred to the District of Arizona for consolidated pre-trial proceedings.

In September 1996, a Nevada ophthalmologist, John R. Shepherd, through his professional corporation, commenced a similar lawsuit against the same parties, in the same court, alleging substantially similar antitrust claims and seeking substantially similar relief, including damages before trebling of at least $125 plus $13 per month until the date of judgment. Plaintiff's counsel in the Shepherd case has indicated that he intends to seek certification of the case as a class action. This case was transferred to the District of Arizona for consolidated pre-trial proceedings.

In November 1997, Antoine L. Garabet, M.D., Inc. and Abraham V. Shammas, M.D., Inc., d/b/a The Laser Eye Center, sued the Company, Summit Partner, VISX, VISX Partner and Pillar Point Partners in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraudulent inducement and deceit in connection with certain of the Company's sales and marketing activities. The plaintiffs seek, among other things, compensatory damages on the fraud claim against the Company of at least $49 plus prejudgment interest, disgorgement of revenues and profits, a constructive trust on defendants' revenues and profits, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, declaratory relief, attorneys' fees and costs. This case was transferred to the District of Arizona for consolidated pre-trial proceedings. The court recently granted a motion to dismiss filed by Pillar Point Partners, VISX and VISX Partner. The Company has withdrawn its motion to dismiss and filed a counterclaim for patent infringement against the plaintiffs and Antoine L. Garabet, M.D. and Abraham V. Shammas, M.D., individually. The counterclaim alleges that counterclaim-defendants have infringed certain of the Company's patents by using excimer laser systems manufactured by the Company without having a license to do so, and seeks treble damages and injunctive relief.

In May 1999, Freedom Vision Laser Center, L.P. filed suit in the United States District Court for the Central District of California against the Company, Autonomous, Summit Partner, VISX, VISX Partner and Pillar Point Partners. The complaint alleges, among other things, price-fixing, monopolization, attempted monopolization, and conspiracy to monopolize, in violation of Sections 1 and 2 of the Sherman Act, as well as violations of the California Business and Professions Code. Plaintiff seeks, among other things, damages that are alleged to be more than $1,000 before trebling, disgorgement of alleged illegal and ill-gotten gains, declaratory and injunctive relief, and attorneys' fees and costs. This case has been conditionally transferred to the District of Arizona for consolidated pre-trial proceedings.

Cases Not Consolidated for Pre-Trial Proceedings
------------------------------------------------

In April 1999, Antoine L. Garabet, M.D., Inc. and Abraham V. Shammas, M.D., Inc., d/b/a The Laser Eye Center, filed suit in the U.S. District Court for the Central District of California against the Company and Autonomous. The suit alleges, among other things, that the Company's acquisition of Autonomous may substantially lessen competition or tend to create a monopoly in violation of
Section 7 of the Clayton Act, Section 1 of the Sherman Act, and the California Business and Professions Code. The complaint seeks, among other things, unspecified compensatory damages, trebling of those damages, declaratory and injunctive relief, divestiture in the event that the acquisition of Autonomous is consummated, restitutionary relief, including disgorgement of alleged unlawful profits and the imposition of a constructive trust over alleged ill-gotten gains, and attorneys' fees and costs. Plaintiffs also threatened to seek a temporary restraining order, preliminary injunction, and other unspecified preliminary injunctive relief directed at the acquisition. The Company has filed a counterclaim for copyright infringement and unfair competition against the plaintiffs and Antoine L. Garabet, M.D. and Abraham V. Shammas, M.D., individually.

         Counterclaims

The Company is the subject of additional Federal antitrust litigation as a result of counterclaims to patent litigation initiated by Pillar Point Partners. A discussion of those counterclaims is presented below under "Patent Litigation."

STATE ANTITRUST LITIGATION

Beginning in March 1998, a number of actions brought by individuals under the Cartwright Act and the California Business and Professions Code were commenced against the Company, Summit Partner, VISX and VISX Partner in Superior Court of Santa Clara County. In May 1998, these actions were consolidated as In re PRK/LASIK Consumer Litigation. In June 1998, plaintiffs B.J. Snyder, Donna McMahan, Paula Mobsby, Helen Thomas, Carmen Ocariz, Martin Hermans, Ken Bartlett, Jackie Kirk, Grace Geniusz, Jocelyn Joseph, Andrew Stoddard, and Cynthia Brubecker filed an Amended Consolidated Master Complaint for Damages ("Amended Complaint") in this matter against the Company, Summit Partner, VISX, and VISX Partner. The Amended Complaint purports to be filed on behalf of all natural persons in the United States who underwent excimer laser surgery with a laser manufactured by the Company or VISX during the period beginning October 1995, and paid a per-procedure fee indirectly to a defendant, excluding defendants, any unnamed co-conspirators of defendants, defendants' predecessors, successors, officers and directors, governmental entities, and any and all judges and justices assigned to hear any aspect of the litigation. The Amended Complaint seeks unspecified compensatory damages, restitution and/or disgorgement of alleged ill-gotten gains, prejudgment and postjudgment interest, costs of suit, and attorneys' fees, as well as various forms of declaratory and injunctive relief, including an order permitting any person or entity with which the Company or VISX or both have entered into any agreement since June 3, 1992, for the purchase, license, or use of any of the Pillar Point Patents to withdraw from such agreement without penalty or obligation. James Ballard filed a similar suit against the Company, Summit Partner, VISX, VISX Partner, Pillar Point Partners, and other individual defendants in Superior Court of San Diego County. This suit has been transferred to Santa Clara County and consolidated as part of In re PRK/LASIK Consumer Litigation. The parties have stipulated to the conditional certification of a class of natural persons in

California, Alabama, Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, and Wisconsin who have undergone ophthalmic refractive surgery with an excimer laser manufactured by the Company or VISX.

In April 1998, Penny S. Marks, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Florida state court against the Company and VISX. The case purports to be a class action on behalf of all persons who have had a PRK procedure in the State of Florida from October 20, 1995 up to and including the date the class certification hearing begins. The complaint alleges various violations of the Florida Deceptive and Unfair Trade Practices Act, the Florida Antitrust Act and Section 5 of the Federal Trade Commission Act. The complaint seeks unspecified compensatory damages, costs and attorneys' fees, as well as declaratory and injunctive relief. Plaintiff has filed a motion seeking class certification.

In June 1998, Barbara Worcester, an individual who allegedly has had laser vision correction surgery performed, filed an action in Wisconsin state court against the Company, Summit Partner, VISX, VISX Partner and Pillar Point Partners. The case purports to be a class action on behalf of all Wisconsin purchasers of refractive laser surgery procedures. The complaint alleges violations of the antitrust laws of the State of Wisconsin. The complaint seeks unspecified damages, trebling of those damages, attorneys' fees and costs, and declaratory and injunctive relief. Defendants removed this action to federal court, and it has been transferred to the District of Arizona. Plaintiff has filed a motion seeking class certification.

In January 1999, Karen Frankson, Virginia Harmes, and Beth Luetschwager, three individuals who allegedly have had laser vision correction surgery performed, filed a similar purported class action in Wisconsin state court. Defendants removed this action to federal district court in Wisconsin, and it has been transferred to the District of Arizona.

In May 1999, Linda Brisson, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Minnesota state court against the Company, Summit Partner, VISX, VISX Partner and Pillar Point Partners. The case purports to be a class action on behalf of all Minnesota purchasers of refractive laser surgery procedures. The complaint alleges, among other things, price-fixing in violation of Minnesota antitrust law. The complaint seeks, among other things, compensatory damages alleged to be at least in the millions of dollars, trebling of those damages, attorneys' fees and costs, and injunctive and other relief. Defendants removed this action to federal district court in Minnesota. Plaintiffs filed a motion to remand to state court, which was recently granted. The Judicial Panel on Multidistrict Litigation has conditionally transferred the case to the District of Arizona. Plaintiffs have filed a motion to vacate that conditional transfer order.

Also in May 1999, John Castino, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Minnesota state court against the Company and VISX. The case purports to be a class action under various state antitrust laws on behalf of a purported class of all residents of Alabama, the District of Columbia, Hawaii, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, and Wisconsin who have paid for laser vision correction surgery (including PRK and LASIK). The complaint seeks, among other things, unspecified actual and multiple damages, attorneys' fees and costs, and injunctive and other relief. Defendants have removed this action to federal district court in Minnesota. The Judicial Panel on Multidistrict Litigation has conditionally transferred the case to the District of Arizona, and plaintiff has filed a notice of opposition to the conditional transfer order. On July 2, 1999, plaintiff filed a motion for voluntary dismissal of this action without prejudice. The Court recently granted this motion.

SHAREHOLDER LITIGATION

Between August 1996 and February 1997 various shareholder actions were commenced against the Company and certain of its officers in the U.S. District Court for the District of Massachusetts (the "District of Massachusetts") claiming, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by defendants and violations of Section 20A of the Securities Exchange Act of 1934, arising out of alleged insider trading by certain defendants. The actions were consolidated, by order of the Court entered December 2, 1996, as In re Summit Technology Securities Litigation. Plaintiffs seek certification of the action as a class action on behalf of all purchasers of Summit common stock, other than defendants and certain affiliated persons and entities, between March 31, 1995 and July 3, 1996. They seek unspecified damages, interest, costs and expenses, attorneys' fees and extraordinary and/or injunctive relief.

In October 1996, an additional class action was commenced in the U.S. District Court for the District of Massachusetts against the Company, its directors, certain of the Company's officers and the four underwriters of the Company's October 1995 common stock offering claiming violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the Registration Statement issued in connection with the offering. The action was coordinated with the securities litigation by order of the court dated December 2, 1996. It also seeks unspecified compensatory damages, interest, costs and expenses, attorneys' fees and extraordinary and/or injunctive relief.

In December 1996, one of the Company's shareholders filed in the U.S. District Court for the District of Massachusetts a derivative action, purportedly on behalf of the Company, against the Company as nominal defendant, directors of the Company and certain present or former officers of the Company. This action was consolidated with the securities litigation by order of the Court entered July 22, 1997. The complaint alleges that the conduct of the individual defendants has exposed the Company to the expense and inconvenience of defending the Securities Litigation and has harmed the Company's reputation, thereby limiting its access to capital markets. It also alleges breach of fiduciary duty, gross negligence and insider trading against individual defendants. It seeks damages, interest, costs and expenses and attorneys' fees.


PATENT LITIGATION

Pillar Point Partners, Summit Partner and VISX Partner commenced patent infringement litigation against an ophthalmologist believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners and one alleged manufacturer of such laser systems. These actions were originally pending as Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado) and Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida). Each action was transferred to the District of Arizona. The defendants in the Dishler action have asserted counterclaims against Summit Partner, VISX Partner, and Pillar Point Partners seeking declarations that the patents in suit are invalid and unenforceable. They have also raised antitrust counterclaims alleging price-fixing, tying, monopolization, concerted refusal to deal, conspiracy to monopolize, and attempted monopolization. Defendants seek unspecified actual damages, trebling of those damages, attorneys' fees, costs and injunctive relief.

In December 1998, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Nidek, whose laser system recently received FDA approval. The suit alleges that Nidek's excimer laser system infringes certain of the Company's U.S. patents and seeks damages and injunctive relief. On January 29, 1999, a district court in Tokyo, Japan ruled against the Company in a patent infringement lawsuit which the Company initiated against Nidek in 1996. The Japanese lawsuit involved the Japanese counterpart of one of the two U.S. patents which the Company has alleged Nidek infringes in the U.S. lawsuit. The Company has appealed the Tokyo district court decision.

In June 1999, the Company commenced a patent infringement lawsuit against George
I. Bekov in the U.S. District Court for the District of Massachusetts. The suit alleges that Bekov has induced infringement of certain of the Company's patents, including by disabling card readers and maintaining systems which are not licensed by the Company, and seeks damages and injunctive relief.

In June 1999, the Company commenced a patent infringement lawsuit against Robert
T. Lin, Ferzaad Moosa, and Randa M.R. Garrana in the U.S. District Court for the Central District of California. The suit alleges that the defendant physicians have infringed certain of the Company's patents by using excimer laser systems manufactured by the Company without having a license to do so, and seeks damages and injunctive relief. This case has been conditionally transferred to the District of Arizona.

OTHER LITIGATION

In October 1992, Joseph Seriani brought suit against Lens Express and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act -- the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens Express were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens Express, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens Express and others in the U.S. District Court for the Southern District of Illinois, alleging substantially similar claims.


6.   BUSINESS SEGMENTS

The Company is internally organized and operates in two operating segments: laser vision correction and contact lens and related products. The Company's laser vision correction business consists of manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems. The Company's mail order contact lens business operates under its wholly owned subsidiary, Lens. Lens is primarily a retailer and wholesaler of contact lens and related products.

The category "Other" includes the Company's investments, interest income, interest expense, and other non-operating income (expense).


                                                    Laser vision    Contact lens and
                                                    correction      related products    Other       Total
                                                    -------------   ----------------   -------     ---------
Revenues:
    Six months ended June 30, 1999                   $  29,214         $  23,871       $    -      $  53,085
    Six months ended June 30, 1998 (as restated)        22,977            23,163            -         46,140

    Three months ended June 30, 1999                 $  15,694         $  11,707       $    -      $  27,401
    Three months ended June 30, 1998 (as restated)      12,854            11,246            -         24,100

Income (loss) from continuing operations before
  provision for income taxes:
    Six months ended June 30, 1999                   $ (25,464)        $   2,788       $  1,284    $ (21,392)
    Six months ended June 30, 1998 (as restated)        32,150             2,897          1,458       36,505

    Three months ended June 30, 1999                 $ (26,142)        $   1,871       $    428    $ (23,843)
    Three months ended June 30, 1998 (as restated)      33,733             1,595            776       36,104

Total assets:
    June 30, 1999                                    $ 142,466         $   15,887      $ 86,004    $ 244,357
    December 31, 1998                                   47,744             10,048        87,133      144,925




7.   SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 1999, the Company incurred non-cash transactions related to the Autonomous acquisition (see Note 4). For the six months ended June 30, 1998, non-cash transactions included $321 for capital lease obligations incurred, and $1,183 for stock distributed to former Lens owners as an adjustment of the exchange ratio in the Lens acquisition and related distribution of $168 of LCA common stock to former Lens owners.

8.    RESTATEMENT

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

On April 29, 1999, the Company completed its acquisition of Autonomous Technologies Corporation ("Autonomous") for approximately 11.2 million shares of Summit common stock and $46.8 million in cash. An independent third party appraisal company conducted a valuation of the intangible assets that were acquired. Goodwill of $55.3 million will be amortized over 25 years, purchased technologies of $28.1 million will be amortized over 15 years and other intangible asset of $3.2 million will be amortized over five years. In addition, the Company recorded a one-time charge of $19.8 million in the second quarter of 1999 for acquired in-process research and development. As a result of the acquisition, the Company recorded a one-time charge of $2.8 million to write-down Summit's inventory to its net realizable value due to a reduction in future requirements of work-in-process inventory and spare parts inventory. Results of operations discussed in this section include the effects of operations of Autonomous from the effective date of the acquisition and do not include any historical results of Autonomous.

Information about U.S. procedure volume is based on the Company's sale of OmniCards to U.S. customers and procedures performed on the LADARVision excimer laser system. OmniCards are credit card-sized, data encrypted plastic cards that must be inserted into the Apex Plus excimer laser system to enable customers to perform a procedure. OmniCards may be encoded with a single procedure or with several procedures, and they are priced based on the number of procedures they permit. As part of the Partnership Vision Plan arrangements with customers, the Company may bundle the OmniCard price with other products and services. In addition, the Company may offer volume discounts to its high-use customers that cause them to purchase an inventory of procedures in advance. As a result, the Company's procedure volume data do not necessarily reflect the actual number of procedures performed during a particular period. Procedures are tracked on the LADARVision system by internal software that enables billing information to be processed via modem, and are thus likely to offer a more direct correlation to actual procedure volume in any given period.

The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.


SECOND QUARTER RESULTS OF OPERATIONS

Revenues: Revenues for the three months ended June 30, 1999 increased 14% to $27.4 million from $24.1 million for the three months ended June 30, 1998. Revenues from the Company's laser vision correction business were $15.7 million in the second quarter of 1999 compared to $12.9 million in the second quarter of 1998, a 22% increase. In the second quarter of 1999, a substantial increase in license fee revenues was partially offset by a decrease in system revenues. In the second quarter of 1999, the number of procedures in the U.S. performed on the Company's laser systems increased 100% over the second quarter of 1998 and 14% over the first quarter of 1999. Revenues from system sales, which include new placements as well as upgrades of laser systems, decreased 19% in the second quarter of 1999 compared to the second quarter of 1998. System sales in the second quarter of 1999 also include revenues from the Company's microkeratome product line, which was acquired in the fourth quarter of 1998. In the second quarter of 1999, revenues from contact lens and related products increased 4% to $11.7 million from $11.2 million in the same period a year ago.

Cost of Revenues: Excluding the $2.8 million inventory write-down, as previously discussed, cost of revenues as a percentage of revenues decreased to 54% in the second quarter of 1999 from 59% in the second quarter of 1998. This decrease was primarily attributable to the favorable impact from lower cost of revenues associated with license fee revenues. Including the inventory write-down, cost of revenues as a percentage of revenues was 64% in the second quarter of 1999.

Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 38% in the second quarter of 1999 and 30% in the second quarter of 1998. Selling, general and administrative expenses in the second quarter of 1999 were $10.5 million compared to $7.2 million in the second quarter of 1998, a 45% increase. Nearly half of the increase in these expenses is attributable to the Autonomous acquisition, including two months of Autonomous' operations and amortization of goodwill and other intangible asset. In addition, the Company incurred higher sales and marketing costs associated with its contact lens business and increased legal costs.

Research, development and regulatory expenses in the second quarter of 1999 increased to $3.8 million from $1.8 million in the same period a year ago, primarily due to expenses related to Autonomous. In the second quarter of 1999, the Company also incurred increased spending on its regulatory efforts to obtain additional FDA approvals for the use of the Apex Plus to treat a wider range of common refractive vision disorders. In July 1999, the Food and Drug Administration ("FDA") Ophthalmic Advisory Panel recommended approval of the Company's Pre-Market Approval application for treatment of high myopia and high astigmatism with LASIK using the Summit Apex Plus Excimer Laser Workstation. The FDA also granted the Company an Investigational Device Exemption to initiate studies for customized ablations using its patented CustomCornea measurement device and its LADARVision system.

Other Income (Expense): Interest income in the second quarter of 1999 decreased to $.6 million in the second quarter of 1999 from $.9 million in the second quarter of 1998, primarily due to lower average balances of cash and cash equivalent balances and short and long-term investments. Interest expense decreased to $.1 million in the second quarter of 1999 from $.2 million in the second quarter of 1998 as a result of lower borrowings.

Net Income (Loss): Excluding one-time charges of $19.8 million for acquired in-process research and development and $2.8 million to write-down inventory, the net loss for the second quarter of 1999 was $1.3 million, or $0.03 per basic and diluted share. The net loss for the second quarter of 1999, including one-time charges was $23.9 million, or $.61 per basic and diluted share, compared to net income of $31.2 million, or $1.00 per basic and diluted share, for the second quarter of 1998. In the second quarter of 1998, the Company received a $29.9 million litigation settlement, net of taxes and related expenses.

Income Taxes: The effective tax rate for the second quarter of 1999 was 0% compared to 14% for the second quarter of 1998. The income tax provision for the second quarter of 1999 was determined using an estimated annual effective tax rate for the full year. The income tax provision for the second quarter of 1998 reflects the usage of net operating loss carryforwards.

FIRST HALF RESULTS OF OPERATIONS

Revenues: Revenues for the six months ended June 30, 1999 increased 15% to $53.1 million from $46.1 million for the six months ended June 30, 1998. Revenues from the Company's laser vision correction business were $29.2 million in the first half of 1999 compared to $23.0 million in the first half of 1998, a 27% increase. In the first half of 1999, a substantial increase in license fee revenues and disc revenues was partially offset by a decrease in system revenues. Revenues from system sales, which include new placements as well as upgrades of laser systems, decreased 11% in the first half of 1999 compared to the first half of 1998. System sales in the first half of 1999 also include revenues from the Company's microkeratome product line, which was acquired in the fourth quarter of 1998. In the first half of 1999, revenues from contact lens and related products increased 3% to $23.9 million from $23.2 million in the same period a year ago.

Cost of Revenues: Excluding the $2.8 million inventory write-down, as previously discussed, cost of revenues as a percentage of revenues decreased to 53% in the first half of 1999 from 60% in the first half of 1998. This decrease was primarily attributable to the favorable impact from lower cost of revenues associated with license fee revenues. Including the inventory write-down, cost of revenues as a percentage of revenues was 58% in the first half of 1999.

Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 36% in the first half of 1999 and 31% in the first half of 1998. Selling, general and administrative expenses in the first half of 1999 were $19.1 million compared to $14.4 million in the first half of 1998, a 33% increase. The first half 1999 expenses reflect the effects of the Autonomous acquisition, increased sales and marketing costs to grow laser vision correction procedure volume and to grow the Company's contact lens business and increased legal costs. The effects of the Autonomous acquisition include two months of Autonomous' operations and amortization of goodwill and other intangible asset.

Research, development and regulatory expenses in the first half of 1999 increased to $3.8 million from $1.8 million in the same period a year ago, primarily due to two months of Autonomous' expenses. In the first half of 1999, the Company also incurred increased spending on its regulatory efforts to obtain additional FDA approvals for the use of the Apex Plus to treat a wider range of common refractive vision disorders. In July 1999, the Food and Drug Administration ("FDA") Ophthalmic Advisory Panel recommended approval of the Company's Pre-Market Approval application for treatment of high myopia and high astigmatism with LASIK using the Summit Apex Plus Excimer Laser Workstation. The FDA also granted the Company an Investigational Device Exemption to initiate studies for customized ablations using its patented CustomCornea measurement device and its LADARVision system.

Other Income (Expense): Interest income in the first half of 1999 decreased to $1.7 million in the first half of 1999 from $1.9 million in the first half of 1998, primarily due to lower average balances of cash and cash equivalent balances and short and long-term investments. Interest expense decreased to $.2 million in the first half of 1999 from $.4 million in the first half of 1998 as a result of lower borrowings.

Net Income (Loss): The loss before the cumulative effect of accounting change was $21.5 million, or $0.61 per basic and diluted share, in the first half of 1999. In the first half of 1998, income before the cumulative effect of accounting change was $31.6 million, or $1.01 per basic and diluted share. The net loss in the first half of 1999 was $21.5 million, or $0.61 per basic and diluted share, compared to net income of $21.5 million, or $0.69 per basic and diluted share in the first half of 1998. The 1999 first half results include one-time charges of $19.8 million for acquired in-process research and development and $2.8 million to write-down inventory. In the first half of 1998, the Company received a $29.9 million litigation settlement, net of taxes and related expenses. The 1998 first half results also include a one-time non-cash charge of $10.1 million, or $0.32 per basic and diluted share, representing the cumulative effect of adopting a new accounting principle as of January 1, 1998. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years. Customers of Lens pay membership fees, which entitle members to purchase contact lens, and related products at member prices. The Company believes that this method is preferable because it spreads revenue over the period that benefits are provided to members.

Income Taxes: The effective tax rate for the first half of 1999 was 1% compared to 13% for the first half of 1998. The income tax provision for the first half of 1999 was determined using an estimated annual effective tax rate for the full year. The income tax provision for the first half of 1998 reflects the usage of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of June 30, 1999, the Company's cash and cash equivalent balances and short and long-term investments increased to $93.5 million from $89.9 million as of December 31, 1998. Shares of LCA common stock included in long-term investments as of June 30, 1999 and December 31, 1998 were valued at $66.1 million and $9.8 million, respectively. Working capital decreased to $42.0 million as of June 30, 1999 from $79.0 million as of December 31, 1998. In the first half of 1999, net cash provided by operating activities was $.1 million compared to $31.8 million in the first half of 1998. In the first half of 1998, the Company received a $35.0 million litigation settlement. Excluding the cumulative effect of accounting principle change, acquired in-process research and development and inventory write-down, net income before depreciation and amortization and was $4.4 million in the first half of 1999 and $33.3 million in the first half of 1998.

In the first half of 1999, net cash used by investing activities of $16.9 million resulted primarily from the net cash cost of the Autonomous acquisition of $46.3 million, capital expenditures of $3.1 million offset by a net decrease in short and long-term investments of $33.2 million. In the first half of 1998, net cash used by investing activities of $2.9 million resulted primarily from a net increase in short and long-term investments of $2.3 million and capital expenditures of $1.8 million offset by a decrease in restricted cash of $1.3 million.

In the first half of 1999, net cash used by financing activities of $2.7 million was primarily attributable to repayments of long-term debt of $3.8 million partially offset by $1.1 million from the proceeds of option exercises. In the first half of 1998, net cash used by financing activities of $5.1 million were attributable to net repayments of long-term debt of $3.8 million and purchases of 250,000 shares of treasury stock for $1.4 million.

In 1996, the Company entered into a loan agreement consisting of a $20.0 million unsecured revolving credit facility ("facility") and a $20.0 million unsecured term loan ("term loan"). The $20.0 million facility expired in March 1999 and there were no borrowings under the facility. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate. The acquisition of Autonomous placed the Company in technical default of a loan agreement covenant. This default permits the lenders to accelerate payment of the remaining balance of the term loan. The interest rate of the term loan at June 30, 1999 was 7.75%. The outstanding balance of the term loan of $2.5 million as of June 30, 1999 has been included in current maturities of long-term debt. The Company is currently discussing with its existing and other institutions a new line of credit of approximately $20 million to $25 million.

The Autonomous acquisition placed, and the launch of the LADARVision system will continue to place, a significant strain on the Company's liquidity. The Company believes that its existing corporate resources are adequate for at least the next twelve months to meet working capital needs and to fund corporate requirements.

On August 12, 1999, the Company announced the public offering of 3.5 million shares of its common stock priced at $16.00 per share. The net proceeds will be approximately $52.7 million. In connection with this offering the Company granted the underwriters an over-allotment option to purchase up to 525,000 additional shares of the Company's common stock for $8.0 million. On August 13, 1999, the underwriters exercised this option in full. The Company intends to use the net proceeds from this offering to fund the commercial introduction of the LADARVision system in the U.S. market and for working capital and other general corporate purposes. In addition, the Company may use a portion of the net proceeds to acquire complementary businesses, products, services or technologies; however, the Company currently has no commitments or agreements about any such transaction.

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

The Company's available-for-sale investment securities consist of debt securities, primarily corporate bonds and mortgage-backed securities, and 7.2 million shares of LCA common stock. The fair value of these investment securities at June 30, 1999 was $81.6 million, which included $15.5 million of debt securities and $66.1 million of LCA common stock with a corresponding accumulated unrealized gain of $46.9 million. Substantially all of the unrealized gain relates to the LCA common stock, which is subject to much more market risk than the Company's debt securities and which has been more volatile than most market indices. A 10 percent change in the quoted market price of one share of LCA common stock would have a pre-tax impact of approximately $1 million on the fair value of the Company's investment in LCA common stock. This impact would be recognized in the Company's statement of comprehensive income. At June 30, 1999, the Company's debt securities consist of highly rated debt instruments. The Company's investment goal surrounding debt securities is to meet liquidity needs and to preserve the principal.

The functional currency of the Company's foreign operations is the U.S. dollar. The Company enters into forward exchange contracts to reduce exposure to exchange rate risk associated with transactions in the ordinary course of business, primarily payments to vendors and employees in foreign currency. The forward exchange contracts establish a specific exchange rate at which the Company will sell U.S. dollars at a future date and have maturities not exceeding twelve months. Exchange gains or losses on forward exchange contracts are recognized in other income (expense) when the contracts are settled. In the first half of 1999, the Company recorded a loss of $16,000 for outstanding forward exchange contract at June 30, 1999 that did not hedge firm commitments to third parties. Outstanding forward exchange contracts at June 30, 1999 had a notional value of $1.5 million. A 10% change in the currency exchange rates associated with these outstanding contracts would have a $15,000 impact on the Company's operating results.

The Company has a variable rate term loan with an unpaid principal balance of $2.5 million at June 30, 1999. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate. A one-percentage point change in the prime rate would impact interest expense for second half of 1999 by approximately $9,000.


RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. A company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is currently effective for fiscal years beginning after June 15, 2000. the Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue is the result of computer programs that are not able to differentiate between the year 1900 and the year 2000 because they were written using two digits instead of four digits to define the applicable year.

Internal Operation: A review of the Company's internal computer systems and software packages has been performed to identify the systems and software that could be affected by this issue. Discovery of these systems and software is done through surveys and research of third party suppliers and manufacturers. The Company has performed independent testing through the use of testing applications and scripting to simulate and test for Year 2000 related issues. Those hardware devices, which include, but are not limited to, desktops, laptops, file servers, LAN and WAN hardware, PBX and voicemail, found not to be compliant have been or will be either replaced or upgraded to meet compliance. The Company currently believes that by either upgrading its software packages to currently available versions or replacing them, the Year 2000 problem will not pose a significant operational problem to the Company. These software packages include, but not limited to, financials, manufacturing, payroll, customer service, email and local area network operating system. A survey of vendors providing electronic information will be conducted and addressed. Installation of and testing of Year 2000 compliant hardware and software are currently expected to be completed by 2000. The costs related to software upgrades to ensure Year 2000 compliance will not be material and have been incurred in the normal course of operations.

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

Year 2000 Contingency Plans: The Company is currently creating a formal contingency plan for Year 2000 problems. The Company intends to take appropriate actions to mitigate the effects of third parties' failure to remediate their Year 2000 issues and for unexpected failures in its own systems. The Company expects to make arrangements for some alternate suppliers and will continue to identify potential alternate suppliers. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position or cash flow.

Autonomous Year 2000 Compliance. Prior to the Company's acquisition of Autonomous, Autonomous installed a Year 2000 compliant upgrade to its accounting and manufacturing requirements planning software. In addition, all versions of the system application software in the LADARVision system have been designed to be Year 2000 compliant. Before the acquisition, Autonomous received written statements from two of its four key vendors that they were Year 2000 compliant. The Company anticipates that it will receive written statements from the other two key vendors in the near future. There is a potential risk if two vendors are not Year 2000 compliant and cannot meet delivery requirements for parts or components until they correct their Year 2000 problem. The Company does not believe there are any other Year 2000 compliance risks or potential costs related to Autonomous' business. The Company has not completed a contingency plan for dealing with costs that might occur if any of the four key vendors is unable to deliver its parts or sub-systems to the Company on a timely basis. The Company currently plans to complete such analysis and contingency planning by year end.

EURO CONVERSION

On January 1, 1999, eleven of fifteen member countries of the European Union adopted the conversion of their national currencies to the European Union's common currency (Euro). A permanent fixed conversion rate between the existing national currencies of these countries and the Euro was established on that date. The Euro may be used in business transactions, however, national currencies will still remain legal tender through June 30, 2002. The Company does not believe that adoption of the Euro will have a material adverse effect on the Company's results of operations, financial position or cash flow.

CAUTIONARY STATEMENTS AND RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Cautionary Statement under "Safe harbor" Provisions of the Private Securities Litigation Reform Act of 1995: Statements made in this filing contain information about the Company's future business prospects. These statements may be considered "forward looking". These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward looking statements. Among these risks and uncertainties are: competition from other manufacturers and vision correction technologies, delays in obtaining regulatory approvals, challenges to patents owned and licensed by the Company affecting per procedure revenues, adverse litigation results, difficulties in commercializing the LADARVision system and dependence on sole source suppliers. For additional information and risks associated with the Company's business prospects and future operating results, please refer to the Company's public filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is included in Item 2 of Part I of this Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         a) See Note 5 to Notes to Condensed Consolidated Financial Statements above (Part I, Item 1 of this filing), for description of pending material litigation


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The following matters were submitted to a vote of the shareholders at the Company's special meeting held on April 29, 1999. The following are the voting results:

              PROPOSAL 1: The shareholders approved the issuance of up to 11,650,400 shares of Summit common stock in connection with the acquisition of Autonomous Technologies Corporation with 14,850,356 votes in favor, 691,028 votes against, 193,314 abstentions and 13,175,481 broker non-votes.

              PROPOSAL 2: The shareholders approved the amendment to the Company's Article of Organization to increase the authorized common stock from 60 million shares to 100 million shares with 27,406,840 votes in favor, 1,284,583 votes against and 218,756 abstentions.

              PROPOSAL 3: The shareholders approved the amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock available to be issued under the Plan by 1,500,000 shares with 24,081,663 votes in favor, 4,451,279 votes against and 377,237 abstentions.


         b) The following matters were submitted to a vote of the shareholders at the Company's annual meeting held on June 15, 1999:

              PROPOSAL 1: The shareholders re-elected John A. Norris and Robert
              J. Palmisano to the Board of Directors, each for a three-year term with the following votes:

                                             FOR            WITHHOLD AUTHORITY
                                          ----------        ------------------
               John A. Norris             26,030,229           1,486,498

               Robert J. Palmisano        27,321,668             195,059

              PROPOSAL 2: The shareholders approved the 1999 Outside Directors' Compensation Plan with 26,242,000 votes in favor, 1,041,003 votes against and 233,724 abstentions.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits:

               27   Financial Data Schedule (For EDGAR Filing Purposes Only)

          b.)  Reports of Form 8-K:

              (i) On May 4, 1999 and April 28, 1999, the Company filed reports on Form 8-K relating to a lawsuit threatened, and subsequently commenced, by Antoine Garabet M.D. Inc. and others which challenged the Company's acquisition of Autonomous Technologies Corporation on antitrust grounds.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SUMMIT TECHNOLOGY, INC.




Date: August 13, 1999                        By: /s/ Robert J. Palmisano
                                                 ------------------------------
                                                 Robert J. Palmisano
                                                 Chief Executive Officer


Date: August 13, 1999                        By: /s/ Robert J. Kelly
                                                 ------------------------------
                                                 Robert J. Kelly
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer