Form 10-Q
period 1999-09-30
SUMMIT TECHNOLOGY INC
filed 1999-11-16
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: SEPTEMBER 30, 1999
                                     ------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission File Number: 0-16937
                                                 -------

                             SUMMIT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

        Massachusetts                                  04-2897945
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

21 Hickory Drive, Waltham, Massachusetts                                02451
----------------------------------------                              ----------
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

On October 29, 1999, 46,745,745 shares of common stock, par value $0.01 per share were outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1999            1998
                                                     --------        --------
ASSETS

Current assets:
      Cash and cash equivalents                      $ 73,820        $ 31,314
      Short-term investments                           10,654          33,295
      Receivables, net of allowances                   17,602          12,764
      Inventories                                      22,836          17,403
      Other current assets                              3,009           5,965
                                                     --------        --------
             Total current assets                     127,921         100,741

Long-term investments                                  35,074          25,253
Property and equipment, net                            16,512           8,802
Patents and other intangibles, net                      9,827           7,497
Purchased technologies, net                            27,319              --
Goodwill, net                                          54,412              --
Deferred tax assets                                    11,695              --
Other assets                                            3,902           2,632
                                                     --------        --------

                TOTAL ASSETS                         $286,662        $144,925
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                               $  8,551        $  4,132
      Accrued expenses                                  8,032           5,081
      Current maturities of long-term debt              1,449           6,431
      Deferred revenue                                  6,760           6,144
      Deferred tax liabilities                          1,005              --
                                                     --------        --------
             Total current liabilities                 25,797          21,788
Deferred revenue - noncurrent                           4,285           3,653
Deferred tax liabilities - noncurrent                  17,450              --
Long-term debt, less current maturities                   156             150
                                                     --------        --------
             Total liabilities                         47,688          25,591
                                                     --------        --------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value.
            Authorized 5,000,000 shares; none
            issued                                         --              --
      Common stock, $.01 par value. Authorized
           100,000,000 shares; issued 46,890,422
           shares in 1999 and 31,322,880 shares
           in 1998; outstanding 46,725,707
           shares in 1999 and 31,153,765
           in 1998                                        469             314
      Additional paid-in capital                      270,791         149,482
      Accumulated deficit                             (42,373)        (20,219)

      Accumulated other comprehensive income (loss)    10,895          (9,411)

      Treasury stock, at cost, 164,715 shares
           in 1999 and 169,115 shares in 1998            (808)           (832)
                                                     --------        --------
             Total stockholders' equity               238,974         119,334
                                                     --------        --------

             TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                             $286,662        $144,925
                                                     ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS                NINE MONTHS
                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                       1999        1998           1999        1998
                                                             (AS RESTATED,              (AS RESTATED,
                                                                  NOTE 8)                    NOTE 8)
                                                      =======     =======       ========     =======

Revenues:
     Systems                                          $ 4,879     $ 2,824       $ 12,608     $11,507
     License fees, service and other                   11,233       8,411         32,718      22,705
     Contact lens and related products                 11,998      11,906         35,869      35,069
                                                      -------     -------       --------     -------
               Total  revenues                         28,110      23,141         81,195      69,281
                                                      -------     -------       --------     -------
Cost of revenues:
     Systems                                            4,043       2,644         10,938       9,611
     License fees, service and other                    4,934       3,114         11,719       9,116
     Contact lens and related products                  7,090       7,236         21,504      21,730
     Inventory write-down                                  --          --          2,800          --
                                                      -------     -------       --------     -------
               Total cost of revenues                  16,067      12,994         46,961      40,457
                                                      -------     -------       --------     -------

Gross profit                                           12,043      10,147         34,234      28,824
                                                      -------     -------       --------     -------
Operating expenses:
     Selling, general and administrative               11,326       7,781         30,463      22,198
     Research, development and regulatory               3,698       1,806          9,628       5,405
     Acquired in-process research and development          --          --         19,800          --
                                                      -------     -------       --------     -------
               Total operating expenses                15,024       9,587         59,891      27,603
                                                      -------     -------       --------     -------

Operating income (loss)                                (2,981)        560        (25,657)      1,221

Litigation settlement, net of related expenses             --          --             --      34,386
Interest income                                           745       1,299          2,457       3,165
Interest expense                                          (61)       (182)          (257)       (630)
Other income (expense)                                  2,280         (90)         2,048         (50)
                                                      -------     -------       --------     -------

Income (loss) before provision for income taxes           (17)      1,587        (21,409)     38,092
Provision for income taxes                                588          32            745       4,952
                                                      -------     -------       --------     -------
Income (loss) before cumulative effect of
      accounting principle change                        (605)      1,555        (22,154)     33,140
Cumulative effect of accounting principle
        change, net of tax                                 --          --             --     (10,103)
                                                      -------     -------       --------     -------

Net income (loss)                                     $  (605)    $ 1,555       $(22,154)    $23,037
                                                      =======     =======       ========     =======

Basic and diluted earnings (loss) per share:
      Income (loss) before cumulative effect of
           accounting principle change                $ (0.01)    $  0.05       $  (0.58)    $  1.06
     Cumulative effect of accounting principle
           change, net of tax                              --          --             --       (0.32)
                                                      -------     -------       --------     -------

      Net income (loss) per share                     $ (0.01)    $  0.05       $  (0.58)    $  0.74
                                                      -------     -------       --------     -------

Weighted average number of common shares:
      Basic                                            44,700      31,243         38,360      31,273
      Effect of dilutive securities outstanding            --          54             --          32
                                                      -------     -------       --------     -------
      Diluted                                          44,700      31,297         38,360      31,305

                                                      =======     =======       ========     =======


See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                            THREE MONTHS                 NINE MONTHS
                                                         ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                          1999         1998          1999         1998
                                                                 (AS RESTATED,              (AS RESTATED,
                                                                       NOTE 8)                    NOTE 8)
                                                       ========      ========      ========      =======


Net income (loss)                                      $   (605)     $  1,555      $(22,154)     $23,037

Net unrealized gain (loss) on investment, net of tax    (18,438)      (10,210)       20,306        2,761

Reclassification adjustment, net of tax                  (1,522)           --        (1,522)          --
                                                       --------      --------      --------      -------

Comprehensive income (loss)                            $(20,565)     $ (8,655)     $ (3,370)     $25,798
                                                       ========      ========      ========      =======



See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                           1999         1998
                                                                 (AS RESTATED,
                                                                       NOTE 8)
                                                         --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                 $(22,154)     $23,037
       Cumulative effect of accounting principle change        --       10,103
       Acquired in-process research and development        19,800           --
       Inventory write-down                                 2,800           --
       Other non-cash items                                    24           --
       Change in deferred taxes                               407           --
       Gain on sale of investment                          (2,430)          --
       Adjustments to reconcile net income (loss) to
          net cash provided (used) by operating
          activities:
           Depreciation and amortization                    6,304        2,640
           Provision for losses on accounts receivables        13          246
           Changes in operating assets and liabilities:
                Receivables                                (4,775)      (4,921)
                Inventories                                (3,642)         373
                Prepaid expenses and other assets            (710)      (2,054)
                Accounts payable                            4,230          727
                Accrued expenses                           (2,853)       2,170
                Deferred revenue                              906       (2,767)
                                                         --------      -------
Net cash provided (used) by operating activities           (2,080)      29,554
                                                         --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments                 (3,235)     (41,733)
       Purchases of long-term investments                  (1,797)     (20,296)
       Maturities of short-term investments                 7,802       27,539
       Maturities of long-term investments                  5,669        6,276
       Sales of short-term investments                     18,074        4,210
       Sales of long-term investments                      11,616        2,345
       Additions to property and equipment                 (7,387)      (2,534)
       Purchase of patents and other intangibles             (375)          --
       Decrease in restricted cash                             --        1,264
       Note receivable and other                             (449)          --
       Proceeds from sale of investment                     3,780           --
       Cost of acquisition, net of cash acquired          (46,344)          --

                                                         --------      -------
Net cash used by investing activities                     (12,646)     (22,929)
                                                         --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt                        (5,000)      (5,000)
       Payments of capital lease obligations                 (169)        (155)
       Proceeds from exercise of stock options              2,003           37
       Proceeds from other shares issued                       --           73
       Purchases of treasury stock                             --       (1,855)
       Proceeds from issuance of common stock              60,398           --
                                                         --------      -------
Net cash provided (used) by financing activities           57,232       (6,900)
                                                         --------      -------

Increase (decrease) in cash and cash equivalents           42,506         (275)
Cash and cash equivalents, beginning of year               31,314       33,720
                                                         --------      -------
Cash and cash equivalents, end of period                 $ 73,820      $33,445
                                                         ========      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                            $    248      $   735
Income taxes paid                                        $    126      $ 1,965

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

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


3.   INVENTORIES

Inventories consist of the following:

                                   September 30,       December 31,
                                           1999               1998
-------------------------------------------------------------------
Raw materials and subassemblies          $ 8,611           $ 5,599
Work in process                            5,142             1,244
Finished goods                             9,083            10,560
-------------------------------------------------------------------
           Total                         $22,836           $17,403
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

An independent third-party appraisal company has conducted a valuation of the intangible assets that the Company acquired. These intangibles include purchased technologies, in-process research and development and other intangible assets. Purchased technologies primarily consist of Autonomous' LADARVision technology. The fair value of the in-process research and development of $19,800 which relates to Autonomous' CustomCornea research project has been recorded as an expense in the second quarter of 1999.

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

Amortization is being recognized on a straight-line basis over the following number of years:

    Goodwill -- 25 years
    Purchased technologies -- 15 years
    Other intangible asset -- 5 years

The total purchase price and allocation of the purchase price is as follows:

TOTAL PURCHASE PRICE
 Summit common stock (11,190,306 shares @ $4.2917 per share) $ 48,025
 Cash paid to Autonomous equity holders                        46,826
 Acquisition-related fees and expenses                          3,537
 Fair value of Autonomous options and warrants exchanged for equivalent Summit stock options and warrants at the
   closing of the merger                                       11,037
 --------------------------------------------------------------------
 Total purchase price                                        $109,425
 ====================================================================

ALLOCATION OF PURCHASE PRICE
 Net worth of Autonomous                                     $  2,991
 Deferred tax assets, net of valuation allowance               12,520
 Deferred tax liabilities                                     (12,520)
 In-process research and development                           19,800
 Purchased technologies                                        28,100
 Other intangible asset                                         3,200
 Goodwill                                                      55,334
 --------------------------------------------------------------------
 Total                                                       $109,425
 ====================================================================


The results of Autonomous' operations have been included in the Company's consolidated statement of operations from the effective date of acquisition, which was April 29, 1999. The following unaudited pro forma information combines the results of operations of Summit and Autonomous as if the acquisition had occurred on January 1, 1998 and excludes one-time charges of $19.8 million for acquired in-process research and development and $2.8 million to write-down inventory to its net realizable value as a result of the acquisition. The pro forma information does not purport to represent what the consolidated financial results of operations actually would have been if the acquisition in fact had occurred on January 1, 1998 or to project the consolidated results of operations of any future period.

                                                     Nine months ended
                                                       September 30,
                                                     1999        1998
     ------------------------------------------------------------------
     Total revenues                                 $81,361     $69,416
     Net income(loss)                               $(7,259)    $ 9,985
     Basic earning (loss) per share                 $ (0.17)    $  0.24
     Diluted earning (loss) per share               $ (0.17)    $  0.23
     ==================================================================

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

In November 1997, Antoine L. Garabet, M.D., Inc. and Abraham V. Shammas, M.D., Inc., d/b/a The Laser Eye Center, sued the Company, Summit Partner, VISX, VISX Partner and Pillar Point Partners in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations and alleging fraudulent inducement and deceit in connection with certain of the Company's sales and marketing activities. The plaintiffs sought, among other things, compensatory damages on the fraud claim against the Company of at least $49 plus prejudgment interest, disgorgement of revenues and profits, a constructive trust on defendants' revenues and profits, punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, declaratory relief, attorneys' fees and costs. This case was transferred to the District of Arizona for consolidated pre-trial proceedings. The court has granted a motion to dismiss. The Company had earlier filed a counterclaim for patent infringement against the plaintiffs and Antoine L. Garabet, M.D. and Abraham V. Shammas, M.D., individually. The counterclaim alleges that counterclaim-defendants have infringed certain of the Company's patents by using excimer laser systems manufactured by the Company without having a license to do so, and seeks treble damages and injunctive relief. The parties have stipulated to consolidate this counterclaim with the Robert T. Lin litigation discussed below under "PATENT LITIGATION."

In May 1999, Freedom Vision Laser Center, L.P. filed suit in the United States District Court for the Central District of California against the Company, Autonomous, Summit Partner, VISX, VISX Partner and Pillar Point Partners. The complaint alleges, among other things, price-fixing, monopolization, attempted monopolization, and conspiracy to monopolize, in violation of Sections 1 and 2 of the Sherman Act, as well as violations of the California Business and Professions Code. Plaintiff seeks, among other things, damages that are alleged to be more than $1,000 before trebling, disgorgement of alleged illegal and ill-gotten gains, declaratory and injunctive relief, and attorneys' fees and costs. This case has been transferred to the District of Arizona for consolidated pre-trial proceedings.

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

STATE ANTITRUST LITIGATION

Beginning in March 1998, a number of actions brought by individuals under the Cartwright Act and the California Business and Professions Code were commenced against the Company, Summit Partner, VISX and VISX Partner in Superior Court of Santa Clara County. In May 1998, these actions were consolidated as In re PRK/LASIK Consumer Litigation. In June 1998, plaintiffs B.J. Snyder, Donna McMahan, Paula Mobsby, Helen Thomas, Carmen Ocariz, Martin Hermans, Ken Bartlett, Jackie Kirk, Grace Geniusz, Jocelyn Joseph, Andrew Stoddard, and Cynthia Brubecker filed an Amended Consolidated Master Complaint for Damages ("Amended Complaint") in this matter against the Company, Summit Partner, VISX, and VISX Partner. The Amended Complaint purports to be filed on behalf of all natural persons in the United States who underwent excimer laser surgery with a laser manufactured by the Company or VISX during the period beginning October 1995, and paid a per-procedure fee indirectly to a defendant, excluding defendants, any unnamed co-conspirators of defendants, defendants' predecessors, successors, parents, subsidiaries, affiliates, officers and directors, governmental entities, and any and all judges and justices assigned to hear any aspect of the litigation. The Amended Complaint seeks unspecified compensatory damages, restitution and/or disgorgement of alleged ill-gotten gains, prejudgment and postjudgment interest, costs of suit, and attorneys' fees, as well as various forms of declaratory and injunctive relief, including an order permitting any person or entity with which the Company or VISX or both have entered into any agreement since June 3, 1992, for the purchase, license, or use of any of the Pillar Point Patents to withdraw from such agreement without penalty or obligation. James Ballard filed a similar suit against the Company, Summit Partner, VISX, VISX Partner, Pillar Point Partners, and other individual defendants in Superior Court of San Diego County. This suit has been transferred to Santa Clara County and consolidated as part of In re PRK/LASIK Consumer Litigation. The parties have stipulated to the conditional certification of a class of natural persons in California, Alabama, Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, and Wisconsin who have undergone ophthalmic refractive surgery with an excimer laser manufactured by the Company or VISX.

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

In January 1999, Karen Frankson, Virginia Harmes, and Beth Luetschwager, three individuals who allegedly have had laser vision correction surgery performed, filed a similar purported class action in Wisconsin state court. Defendants removed this action to federal district court in Wisconsin, and it has been transferred to the District of Arizona. Plaintiffs' counsel has indicated that plaintiffs may attempt to dismiss this case, without prejudice.

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

In June 1999, the Company commenced a patent infringement lawsuit against Robert
T. Lin, Ferzaad Moosa, and Randa M.R. Garrana in the U.S. District Court for the Central District of California. The suit alleges that the defendant physicians have infringed certain of the Company's patents by using excimer laser systems manufactured by the Company without having a license to do so, and seeks damages and injunctive relief. This case has been transferred to the District of Arizona.

In October 1999, the Company commenced a patent infringement lawsuit against Icon Laser Centers (U.S.), Inc. in the U.S. District Court for the District of Delaware. The suit alleges that the defendant has infringed and/or contributed to and/or induced infringement of certain of the Company's patents by using the Nidek EC-5000 Excimer Laser System without having a license to do so, and seeks damages and injunctive relief.

OTHER LITIGATION

In October 1992, Joseph Seriani brought suit against Lens Express and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act -- the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens Express were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens Express, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens Express and others in the U.S. District Court for the Southern District of Illinois, alleging substantially similar claims. On October 7, 1999, the Court issued an Order to Show Cause why the case should not be dismissed for lack of prosecution.

6.    Business Segments

The Company is internally organized and operates in two operating segments: laser vision correction and contact lens and related products. The Company's laser vision correction business consists of manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems. The Company's mail order contact lens business operates under its wholly owned subsidiary, Lens. Lens is primarily a retailer and wholesaler of contact lenses and related products.

The category "Other" includes the Company's investments, deferred taxes, interest income, interest expense, and other non-operating income (expense).


                                                          Laser vision   Contact lens and
                                                           correction    related products    Other       Total
                                                           ----------    ----------------   --------    --------
Revenues:
    Nine months ended September 30, 1999                    $ 45,326         $35,869        $     --    $ 81,195
    Nine months ended September 30, 1998 (as restated)        34,212          35,069              --      69,281

    Three months ended September 30, 1999                   $ 16,112         $11,998        $     --    $ 28,110
    Three months ended September 30, 1998 (as restated)       11,235          11,906              --      23,141

Income (loss) from continuing operations before
  provision for income taxes:
    Nine months ended September 30, 1999                    $(29,610)        $ 3,953        $  4,248    $(21,409)
    Nine months ended September 30, 1998 (as restated)        30,981           4,626           2,485      38,092

    Three months ended September 30, 1999                   $ (4,631)        $ 1,650        $  2,964    $    (17)
    Three months ended September 30, 1998 (as restated)       (1,169)          1,729           1,027       1,587

Total assets:
    September 30, 1999                                      $153,556         $ 11,069       $122,037    $286,662
    December 31, 1998                                         47,744           10,048         87,133     144,925


7. Supplemental Cash Flow Information

For the nine months ended September 30, 1999, the Company recorded non-cash transactions related to the Autonomous acquisition (see Note 4). For the nine months ended September 30, 1998, non-cash transactions included $321 for capital lease obligations incurred, and $1,183 for stock distributed to former Lens owners as an adjustment of the exchange ratio in the Lens acquisition and related distribution of $168 of LCA Vision Inc.
common stock to former Lens owners.

8.    Restatement

During the fourth quarter of 1998, the Company changed its method of accounting for membership fee revenues, which were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which are one to five years. Adoption of the new method resulted in a one-time charge of $10,103, or $.32 per basic and diluted share, representing the cumulative effect of adopting the new accounting principle as of January 1, 1998. The Company has restated the first three quarters of 1998 in accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements".

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

On April 29, 1999, the Company completed its acquisition of Autonomous Technologies Corporation ("Autonomous") for approximately 11.2 million shares of Summit common stock and $46.8 million in cash. An independent third party appraisal company has conducted a valuation of the intangible assets that were acquired. Goodwill of $55.3 million will be amortized over 25 years, purchased technologies of $28.1 million will be amortized over 15 years and other intangible asset of $3.2 million will be amortized over five years. In addition, the Company recorded a one-time charge of $19.8 million in the second quarter of 1999 for acquired in-process research and development. As a result of the acquisition, the Company recorded a one-time charge of $2.8 million in the second quarter of 1999 to write-down Summit's inventory to its net realizable value due to a reduction in future requirements of work-in-process inventory and spare parts inventory. Results of operations discussed in this section include the effects of operations of Autonomous from the effective date of the acquisition and do not include any historical results of Autonomous.

Information about U.S. procedure volume is based on the Company's sale of OmniCards to U.S. customers and procedures performed on the LADARVision excimer laser system. OmniCards are credit card-sized, data encrypted plastic cards that must be inserted into the Apex Plus excimer laser system (recently relaunched as the Infinity Lasik System) to enable customers to perform a procedure. OmniCards may be encoded with a single procedure or with several procedures, and they are priced based on the number of procedures they permit. As part of the Partnership Vision Plan arrangements with customers, the Company may bundle the OmniCard price with other products and services. In addition, the Company may offer volume discounts to its high-use customers that cause them to purchase an inventory of procedures in advance. As a result, the Company's procedure volume data do not necessarily reflect the actual number of procedures performed during a particular period. Procedures are tracked on the LADARVision system by internal software that enables billing information to be processed via modem, and are thus likely to offer a more direct correlation to actual procedure volume in any given period.

The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or additional dispositions of all or part of one or more of the Company's businesses.


THIRD QUARTER RESULTS OF OPERATIONS

Revenues: Revenues for the three months ended September 30, 1999 increased 21% to $28.1 million from $23.1 million for the three months ended September 30, 1998. Revenues from the Company's laser vision correction business increased 43% to $16.1 million in the third quarter of 1999 from $11.2 million in the third quarter of 1998. In the third quarter of 1999, the number of procedures in the U.S. performed on the Company's laser systems, as measured by OmniCard sales, increased 79% over the third quarter of 1998 and 10% over the second quarter of 1999. Third quarter procedure volume was favorably impacted by a promotion, intended to address customer impatience with the Company's pending hyperopia application, offering a limited number of single OmniCard/emphasis disc combinations at $250 each, a $25 discount off the list price of the emphasis disk. Revenues from system sales, which include new placements as well as upgrades of laser systems, increased 73% in the third quarter of 1999 compared to the third quarter of 1998. System sales in the third quarter of 1999 also include revenues from the Company's microkeratome product line, which was acquired in the fourth quarter of 1998.

In the third quarter of 1999, revenues from contact lens and related products increased 1% to $12.0 million from $11.9 million in the same period a year ago.

Cost of Revenues: Cost of revenues as a percentage of revenues increased to 57% in the third quarter of 1999 from 56% in the third quarter of 1998. This increase was primarily attributable to unabsorbed manufacturing cost offset by the favorable impact from lower cost of revenues associated with license fee revenues.

Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 40% in the third quarter of 1999 and 34% in the third quarter of 1998. Selling, general and administrative expenses in the third quarter of 1999 were $11.3 million compared to $7.8 million in the third quarter of 1998, a 46% increase. The 1999 third quarter expenses include the affects of the Autonomous acquisition, including the impact of Autonomous' operations and amortization of goodwill and other intangible asset. In addition, the Company incurred higher sales and marketing costs associated with its contact lens business and increased legal costs.

Research, development and regulatory expenses in the third quarter of 1999 increased to $3.7 million from $1.8 million in the same period a year ago, primarily due to research and development costs associated with the Company's LADARVision system. In the third quarter of 1999, the Company also incurred increased spending on its regulatory efforts to obtain additional Food and Drug Administration ("FDA") approvals for the use of the Apex Plus and LADARVision to treat a wider range of common refractive vision disorders. In October 1999, the FDA approved the Company's Apex Plus for two new indications - treatment of hyperopia with PRK and treatment of myopia and high myopia with or without astigmatism using LASIK. In November 1999, the FDA accepted the filing of the Pre-market Approval Application Supplement for the LADARVision system to treat myopia and hyperopia with or without astigmatism using LASIK.

Other Income (Expense): Interest income in the third quarter of 1999 decreased to $.7 million in the third quarter of 1999 from $1.3 million in the third quarter of 1998, primarily due to lower average balances of cash and cash equivalent balances and interest-bearing investments. Interest expense decreased to $61 thousand in the third quarter of 1999 from $182 thousand in the third quarter of 1998 as a result of lower borrowings. Other income in the third quarter of 1999 includes a gain of $1.5 million, or $0.03 per basic and diluted share, net of taxes and related expenses, from the sale of 500,000 shares of LCA Vision Inc. common stock. As of September 30, 1999, the Company owned 6.6 million shares of LCA Vision Inc. common stock. For purposes of calculating the tax on the gain on the sale, the Company assumed a statutory tax rate of 37%.

Net Income (Loss): The net loss for the third quarter of 1999 was $.6 million, or $0.01 per basic and diluted share, compared to net income of $1.6 million, or $0.05 per basic and diluted share, for the third quarter of 1998.

Income Taxes: The provision for income taxes for the third quarter of 1999 was $.6 million for losses before taxes of $17 thousand. The income tax provision for the third quarter of 1999 was primarily attributable to the gain on the sale of LCA Vision Inc. common stock. The effective tax rate of 2% for the third quarter of 1998 reflects the usage of net operating loss carryforwards.

FIRST NINE MONTHS RESULTS OF OPERATIONS

Revenues: Revenues for the nine months ended September 30, 1999 increased 17% to $81.2 million from $69.3 million for the nine months ended September 30, 1998. Revenues from the Company's laser vision correction business were $45.3 million in the first nine months of 1999 compared to $34.2 million in the first nine months of 1998, a 32% increase. Revenues for the first nine months of 1999 reflect increases in license fee revenues, disc revenues and system revenues. System sales in the first nine months of 1999 also include revenues from the Company's microkeratome product line, which was acquired in the fourth quarter of 1998. In the first nine months of 1999, revenues from contact lens and related products increased 2% to $35.9 million from $35.1 million in the same period a year ago.

Cost of Revenues: Excluding the $2.8 million inventory write-down, as previously discussed in the section "General", cost of revenues as a percentage of revenues decreased to 54% in the first nine months of 1999 from 58% in the first nine months of 1998. This decrease was primarily attributable to the favorable impact from lower cost of revenues associated with license fee revenues partially offset by unabsorbed manufacturing costs. Including the inventory write-down, cost of revenues as a percentage of revenues was 58% in the first nine months of 1999.

Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 38% in the first nine months of 1999 and 32% in the first nine months of 1998. Selling, general and administrative expenses in the first nine months of 1999 were $30.5 million compared to $22.2 million in the first nine months of 1998, a 37% increase. These expenses for the first nine months of 1999 reflect the effects of the Autonomous acquisition, increased sales and marketing costs to grow laser vision correction procedure volume and to grow the Company's contact lens business and increased legal costs. The effects of the Autonomous acquisition include five months of Autonomous' operations and amortization of goodwill and other intangible asset.

Research, development and regulatory expenses in the first nine months of 1999 increased to $9.6 million from $5.4 million in the same period a year ago, primarily due to research and development costs associated with the Company's LADARVision system. In the first nine months of 1999, the Company also incurred increased spending on its regulatory efforts to obtain additional FDA approvals for the use of the Apex Plus and LADARVision to treat a wider range of common refractive vision disorders. In July 1999, the FDA granted the Company an Investigational Device Exemption to initiate studies for customized ablations using its CustomCornea wavefront measurement device and its LADARVision system. In October 1999, the FDA approved the Company's Apex Plus for two new indications - treatment of hyperopia using PRK and treatment of myopia and high myopia with or without astigmatism using LASIK. In November 1999, the FDA accepted the filing of the Pre-market Approval Application Supplement for the LADARVision system to treat myopia and hyperopia with or without astigmatism using LASIK.

Other Income (Expense): Interest income in the first nine months of 1999 decreased to $2.5 million in the first nine months of 1999 from $3.2 million in the first nine months of 1998, primarily due to lower average balances of cash and cash equivalent balances and interest-bearing investments. Interest expense decreased to $.3 million in the first nine months of 1999 from $.6 million in the first nine months of 1998 as a result of lower borrowings.

Net Income (Loss): The loss before the cumulative effect of accounting change was $22.2 million, or $0.58 per basic and diluted share, in the first nine months of 1999. In the first nine months of 1998, income before the cumulative effect of accounting change was $33.1 million, or $1.06 per basic and diluted share. The net loss in the first nine months of 1999 was $22.2 million, or $0.58 per basic and diluted share, compared to net income of $23.0 million, or $0.74 per basic and diluted share in the first nine months of 1998. The 1999 first nine months results include one-time charges of $19.8 million for acquired in-process research and development and $2.8 million to write-down inventory related to the Autonomous acquisition. In the first nine months of 1998, the Company received a $29.9 million litigation settlement, net of taxes and related expenses. The 1998 first nine months results also include a one-time non-cash charge of $10.1 million, or $0.32 per basic and diluted share, representing the cumulative effect of adopting a new accounting principle as of January 1, 1998. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which are one to five years. Customers of Lens pay membership fees, which entitle members to purchase contact lens, and related products at member prices. The Company believes that this method is preferable because it spreads revenue over the period that benefits are provided to members.

Income Taxes: The provision for income taxes for the first nine months of 1999 was $.7 million for losses before taxes of $21.4 million. The income tax provision for the first nine months of 1999 was primarily attributable to the gain on the sale of LCA Vision Inc. common stock. The effective tax rate of 13% for the first nine months of 1998 reflects the usage of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements have been met through external debt and equity financing. As of September 30, 1999, the Company's cash and cash equivalent balances and short and long-term investments increased to $119.5 million from $89.9 million as of December 31, 1998. Shares of LCA Vision Inc. common stock included in long-term investments as of September 30, 1999 and December 31, 1998 were valued at $35.1 million and $9.8 million, respectively. Working capital increased to $102.1 million as of September 30, 1999 from $79.0 million as of December 31, 1998. In the first nine months of 1999, net cash used by operating activities was $2.1 million compared to net cash provided by operating activities of $30.0 million in the first nine months of 1998. In the first nine months of 1998, the Company received a $35.0 million litigation settlement. Excluding the cumulative effect of accounting principle change, acquired in-process research and development, inventory write-down and gain on sale of investment, net income before depreciation and amortization was $4.3 million in the first nine months of 1999 and $35.8 million in the first nine months of 1998.

In the first nine months of 1999, net cash used by investing activities of $12.6 million resulted primarily from the net cash cost of the Autonomous acquisition of $46.3 million, capital expenditures of $7.4 million offset by a net decrease in short and long-term investments of $38.1 million and proceeds of $3.8 from the sale of investment. In the first nine months of 1998, net cash used by investing activities of $22.9 million resulted primarily from a net increase in short and long-term investments of $21.7 million and capital expenditures of $2.5 million offset by a decrease in restricted cash of $1.3 million.

In the first nine months of 1999, net cash provided by financing activities of $57.2 million was primarily attributable to net proceeds of $60.4 million from the issuance of 4,025,000 shares of the Company's common stock and proceeds of $2.0 million from option exercises partially offset by repayments of long-term debt of $5.0 million. The Company intends to use the net proceeds from the offering to fund the commercial introduction of the LADARVision system in the U.S. market and for working capital and other general corporate purposes. In addition, the Company may use a portion of the net proceeds to acquire complementary businesses, products, services or technologies; however, the Company currently has no commitments or agreements about any such transaction. In the first nine months of 1998, net cash used by financing activities of $6.9 million were attributable to repayments of long-term debt of $5.0 million and purchases of 380,500 shares of treasury stock for $1.9 million.

In 1996, the Company entered into a loan agreement consisting of a $20.0 million unsecured revolving credit facility ("facility") and a $20.0 million unsecured term loan ("term loan"). The $20.0 million facility expired in March 1999 and there were no borrowings under the facility. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate. The interest rate of the term loan at September 30, 1999 was 8.25%. The outstanding balance of the term loan of $1.3 million as of September 30, 1999 is included in current maturities of long-term debt. The Company is currently discussing with its existing and other institutions a new line of credit of approximately $20 million to $25 million.

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

The Company's available-for-sale investment securities consist of debt securities, primarily corporate bonds and mortgage-backed securities, and 6.6 million shares of LCA Vision Inc. common stock. The fair value of these investment securities at September 30, 1999 was $45.7 million, which included $10.6 million of debt securities and $35.1 million of LCA Vision Inc. common stock with a corresponding accumulated unrealized gain of $17.2 million. Substantially all of the unrealized gain relates to the LCA Vision Inc. common stock, which is subject to much more market risk than the Company's debt securities and which has been more volatile than most market indices. A 10 percent change in the quoted market price of one share of LCA Vision Inc. common stock as of September 30, 1999 would have a pre-tax impact of approximately $3.5 million on the fair value of the Company's investment in LCA Vision Inc. common stock. This impact would be recognized net of tax in the Company's statement of comprehensive income. At September 30, 1999, the Company's debt securities consist of highly rated debt instruments. The Company's investment goal surrounding debt securities is to meet liquidity needs and to preserve the principal.

The functional currency of the Company's foreign operations is the U.S. dollar. The Company enters into forward exchange contracts to reduce exposure to exchange rate risk associated with transactions in the ordinary course of business, primarily payments to vendors and employees in foreign currency. The forward exchange contracts establish a specific exchange rate at which the Company will sell U.S. dollars at a future date and have maturities not exceeding twelve months. Exchange gains or losses on forward exchange contracts are recognized in other income (expense) when the contracts are settled. Outstanding forward exchange contracts at September 30, 1999, which had a notional value of $1.5 million, hedged firm commitments to third parties. A 10% change in the currency exchange rates associated with these outstanding contracts would have a $69 thousand pre-tax impact on the Company's operating results.

The Company has a variable rate term loan with an unpaid principal balance of $1.3 million at September 30, 1999. The term loan requires quarterly principal payments of $1.3 million and monthly interest payments calculated at prime rate. A one-percentage point change in the prime rate would impact interest expense for the last quarter of 1999 by approximately $3 thousand.


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

Internal Operation: A review of the Company's internal computer systems and software packages has been performed to identify the systems and software that could be affected by this issue. Discovery of these systems and software was conducted through surveys and research of third party suppliers and manufacturers. The Company has performed independent testing through the use of testing applications and scripting to simulate and test for Year 2000 related issues. Those hardware devices, which include, but are not limited to, desktops, laptops, file servers, LAN and WAN hardware, PBX and voicemail, found not to be compliant have been or will be either replaced or upgraded to meet compliance. The Company currently believes that by either upgrading its software packages to currently available versions or replacing them, the Year 2000 problem will not pose a significant operational problem to the Company. These software packages include, but not limited to, financials, manufacturing, payroll, customer service, email and local area network operating system. A survey of vendors providing electronic information will be conducted and addressed. Installation of and testing of Year 2000 compliant hardware and software are currently expected to be completed by 2000. The costs related to software upgrades to ensure Year 2000 compliance will not be material and have been incurred in the normal course of operations.

Products: Summit currently offers two products which have the ability to process and store date/time data the Apex excimer laser and the Apex Plus excimer laser. These lasers meet Year 2000 compliance requirements although their capability to record date/time does not impact clinical output. The Company has not surveyed third parties to inquire into their Year 2000 compliance status. There can be no assurance that the Company will not experience unexpected costs and delays in achieving Year 2000 compliance, which could result in a material adverse effect on the Company's results of operations, financial position or cash flow.

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

Autonomous Year 2000 Compliance. Prior to the Company's acquisition of Autonomous, Autonomous installed a Year 2000 compliant upgrade to its accounting and manufacturing requirements planning software. In addition, all versions of the system application software in the LADARVision system have been designed to be Year 2000 compliant. Autonomous has received written statements from all key vendors that they are Year 2000 compliant. The Company does not believe there are any other Year 2000 compliance risks or potential costs related to Autonomous' business.

EURO CONVERSION

On January 1, 1999, eleven of fifteen member countries of the European Union adopted the conversion of their national currencies to the European Union's common currency (Euro). A permanent fixed conversion rate between the existing national currencies of these countries and the Euro was established on that date. The Euro may be used in business transactions; however, national currencies will still remain legal tender through June 30, 2002. The Company does not believe that adoption of the Euro will have a material adverse effect on the Company's results of operations, financial position or cash flow.


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

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
          See Note 5 to Notes to Condensed Consolidated Financial Statements above (Part I, Item 1 of this filing), for description of pending material litigation




ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits:

               27   Financial Data Schedule (For EDGAR Filing Purposes Only)

          b.)  Reports of Form 8-K:

               (i) On July 20, 1999, the Company filed a report on Form 8-K which included an Amendment to the Company's Article of Organization, material contracts and consolidated financial statements of Autonomous Technologies Corporation.

               (ii) On July 30, 1999, the Company filed a report on Form 8-K relating to press releases issued by the Company on July 26, 1999, July 27, 1999 and July 28, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SUMMIT TECHNOLOGY, INC.




Date: November 15, 1999                      By: /s/ Robert J. Palmisano
                                                 ------------------------------
                                                 Robert J. Palmisano
                                                 Chief Executive Officer


Date: November 15, 1999                     By: /s/ Robert J. Kelly
                                                 ------------------------------
                                                 Robert J. Kelly
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer