Form 10-K
period 1999-12-31
SUMMIT TECHNOLOGY INC
filed 2000-03-30
CIK 813902

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

For the Year Ended December 31, 1999             Commission File Number: 0-16937

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price for the registrant's voting stock on March 24, 1999, the aggregate market value of such voting stock held by non-affiliates of the registrant was approximately $462.8 million on said date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 24, 1999 was 46,867,723.

DOCUMENTS INCORPORATED IN TEXT BY REFERENCE

Certain portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a leading worldwide manufacturer and supplier of excimer laser systems and related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. We also sell contact lenses and other vision products by mail order through our Lens Express subsidiary.

         Our operations presently consist of two operating segments: (i) vision correction, which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of our systems and (ii) contact lenses and related products sold via mail order by Lens Express.

         We continue to evaluate our operations and strategies, which may result in the acquisition of one or more additional businesses, or dispositions of all or part of one or more of our businesses.

INDUSTRY OVERVIEW

            LASER VISION CORRECTION

         Laser vision correction is a surgical procedure for correcting disorders such as nearsightedness, farsightedness and astigmatism using an excimer laser. This procedure uses ultraviolet laser energy to remove tissue from the surface of, and thus sculpt, the cornea into a predetermined shape. Because the excimer laser is a cold laser, it is possible to ablate, or remove, precise amounts of corneal tissue without causing thermal damage to surrounding tissue. The goal of laser vision correction is to eliminate or reduce a person's reliance on corrective eyewear.

         Today, there are two principal methods for performing laser vision correction with excimer laser systems: photorefractive keratectomy, or PRK, and a form of PRK known as laser in-situ keratomileusis, or LASIK. In a PRK procedure, tissue is removed from the outermost surface of the cornea, just beneath the epithelium. In a LASIK procedure, the ophthalmologist uses a device called a microkeratome to surgically create a thin, hinged flap of corneal tissue. The flap is folded back, the laser energy is directed to the corneal surface exposed beneath the flap, and the flap is folded back into place. The LASIK procedure generally involves less post-operative discomfort and faster visual results than PRK, often resulting in a high degree of immediate patient satisfaction.

         In both PRK and LASIK procedures, an ophthalmologist determines the exact correction required to be made to the cornea, typically using the same examination used to prescribe eyeglasses and contact lenses. Required corrections are then programmed into the excimer laser system's computer.

         During a procedure, the excimer laser system emits laser pulses, each of which lasts several billionths of a second, to remove submicron layers of corneal tissue. The average procedure lasts approximately 15 to 60 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

         Following the procedure, an ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. Post-procedure responses vary depending upon the individual patient and the type of procedure performed. Individuals undergoing laser vision correction may experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. Although many patients experience improvement in vision without the use of eyeglasses or contact lenses within a few hours or days of the procedure, it can take up to two to six months for the correction to stabilize and for the full benefit of the procedure to be realized.

         REFRACTIVE VISION CORRECTION MARKET(1)

       The market for products and services to correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism is large and growing. Market Scope estimates that 50% of the U.S. population, or approximately 140 million Americans, presently use eyeglasses or contact lenses.

       In 1999, U.S. optical retail sales (excluding laser vision correction) totaled approximately $15 billion, most of which consisted of sales of eyeglasses, contact lenses and other vision correction products. Eyeglasses and contact lenses are large, mature segments of this market.

      Laser vision correction is a small, but fast growing segment of the vision correction market. Since 1996, according to Market Scope, total industry procedure volume in the United States has doubled each year, increasing from 105,000 procedures in 1996, to 215,000 procedures in 1997, to 480,000 procedures in 1998 to 950,000 procedures in 1999. Market Scope predicts that over 1.5 million procedures will be performed in the United States in 2000. Based on presently existing treatment modalities, some of which are not yet FDA-approved, and on demographic considerations such as age, income and type of correction needed, Market Scope estimates that there are approximately 37 million people in the United States who would make excellent candidates for laser vision correction.

      Laser vision correction's rapid growth in the United States is also reflected in the expansion of excimer laser installations, in the rise in average annual procedure volume per laser and in the increasing number of ophthalmologists now practicing refractive surgery. Market Scope predicts a U.S. installed base of 1,210 systems by the end of 2000, up from 899 systems at the end of 1999, 476 systems at year end 1998, and 365 systems at year end 1997. Average procedures per laser center per year are predicted to increase to 1,856 in 2000, up from 1,416 in 1999, 1,102 in 1998 and 542 in 1997.

     Similarly, out of a total of approximately 14,000 practicing ophthalmologists in the United States, Market Scope estimates that the number identifying themselves as refractive surgeons will be approximately 4,000 by the end of 2000, up from 3,400 at the end of 1999, just over 2,000 in 1998 and 1,000 in 1997. We believe U.S. ophthalmologists are receptive to laser vision correction because of the potential for excellent clinical results and high patient satisfaction, and because laser vision correction is an attractive source of revenue that does not usually involve Medicare and managed care reimbursement complexities. For this reason, we believe that many U.S. ophthalmologists are transitioning their practices from Medicare reimbursed cataract surgery to laser vision correction.

     We believe the accelerating popularity of laser vision correction in the United States has been driven, in part, by the increased patient satisfaction associated with the LASIK procedure. In October, 1999, we became the first commercial manufacturer to obtain an FDA approval for LASIK when our Infinity(TM) system (formerly known as the Apex Plus) was approved to treat high degrees of nearsightedness and astigmatism using LASIK. Applications for approval of our LADARVision system to treat nearsightedness, farsightedness and astigmatism using LASIK, and of our Infinity system to treat farsightedness and astigmatism using LASIK, are presently pending before the FDA. On March 17, 2000, the FDA Ophthalmic Advisory Panel unanimously recommended approval of our LADARVision system for treatment of farsightedness with or without astigmatism and mixed astigmatism using LASIK, with conditions. While the FDA is not bound by the Panel's recommendations,

(1) Apex Plus(TM), CustomCornea(TM), emphasis(R) Disc, LADARVision(R), OmniCard(R), and SKBM(TM) Microkeratome are our trademarks and registered trademarks. Other trademarks used in this Report are the property of their respective holders.

     In addition, the data concerning the laser vision correction industry that we cite throughout this Annual Report on form 10-K are based upon information published in Refractive Market Perspective, an independent publication that follows the refractive vision correction market, and on information from a presentation made in April 1999 by Mr. David R. Harmon of MarketScope, the publisher of Refractive Market Perspectives, before the American Society of Cataract and Refractive Surgery. We believe that this information is the most reliable data currently available about our industry. However, we have not independently verified any of the data and we cannot assure their accuracy or completeness.

they are accorded significant weight. Despite the fact that we do not presently have LASIK approvals over the full range of treatment modalities, and that certain other manufacturers have no LASIK approvals, U.S. ophthalmologists are not prohibited from performing LASIK procedures using equipment that has been approved for PRK. We believe the vast majority of laser vision correction procedures now being performed in the United States are LASIK procedures.

       Other alternatives for correcting refractive vision disorders include radial keratotomy, which involves reshaping the cornea with a series of scalpel cuts, and surgically implantable rings, which were recently approved by the FDA. A holmium laser system has been developed for farsightedness. This system would involve reshaping the cornea using thermal energy, in contrast to our cold excimer laser system. This system was recommended for approval by the FDA's Ophthalmic Advisory Panel in January 2000.

 DEVELOPMENT OF THE LASER VISION CORRECTION INDUSTRY

       In October 1995, we were the first manufacturer to receive FDA approval to market an excimer laser system for PRK. Our initial approval was for the correction of low to moderate nearsightedness. VISX, our principal competitor, received PRK approval for low to moderate nearsightedness in March 1996. FDA approvals have been a critical aspect of U.S. industry development, as expanded treatment approvals also expand the pool of laser vision correction candidates to whom the procedure can be marketed.

       FDA approvals have also been a key competitive element in the industry. A manufacturer with broader FDA approval ranges can address a wider patient population. In the U.S. market, VISX obtained approval to expand its labeling to include astigmatism in April 1997, approximately one year before we obtained astigmatism approval for the Apex Plus. VISX obtained approval to treat higher degrees of nearsightedness in January 1998 and to treat farsightedness in November 1998. We believe that VISX's lead in obtaining these labeling expansions has helped it achieve early dominance in the laser vision correction industry, with an estimated 75-80% share of total U.S. procedure volume in 1999. Our applications for approval of the Infinity system to treat farsightedness using PRK, and higher degrees of nearsightedness and astigmatism using LASIK, were approved by the FDA in October, 1999. In December of 1999, VISX obtained FDA approval to treat high nearsightedness and astigmatism using LASIK. Thus, at December 31, 1999, the VISX system and our Infinity system possessed roughly equivalent FDA labeling. Our application for approval of the Infinity system to treat farsightedness with or without astigmatism using LASIK, and of the LADARVision(R) system to treat nearsightedness, farsightedness and astigmatism using LASIK, are presently pending before the FDA. On March 17, 2000, the FDA's Ophthalmic Advisory Panel unanimously recommended approval of our LADARVision system for treatment of farsightedness with or without astigmatism, and mixed astigmatism, using LASIK, with conditions. The Panel's recommendation was for up to +6.0 diopters of farsightedness and an astigmatism range of up to -6.0 diopters. Final acceptance of the Panel's recommendation by the FDA would result in our systems having the broadest range of approvals of any FDA approved excimer laser system.

Although FDA approval requirements create a significant barrier to entry into the U.S. laser vision correction field, Nidek, LaserSight and Bausch & Lomb have also obtained FDA approval of their systems to treat varying degrees of refractive error. The table below summarizes the currently approved treatment ranges with PRK and LASIK for all excimer laser systems currently approved by the FDA. The labeling for each device contains a more detailed description of the ranges summarized below.

Manufacturer-Device                Disorder                    Current Approval Range
--------------------------------   ------------------------    ------------------------------------------------------
Summit-Infinity/Apex Plus          PRK Myopia                  Up to -7.0 Diopters

                                   PRK Astigmatism-Myopia      Up to -6.0 Diopters of Myopia with up to -4.0 Diopters of
                                                               Astigmatism and Spherical equivalent limited to below -6.0
                                                               Diopters
                                   PRK Hyperopia               Up to +4.0 Diopters

                                   LASIK-Expanded              Up to -14.0 Diopters of Myopia, with up to
                                   Astigmatism-Myopia          -5.0 Diopters of Astigmatism

--------------------------------   ------------------------    ------------------------------------------------------

Summit-Autonomous LADARVision      PRK Astigmatism-Myopia      Up to -10 Diopters of Myopia with up to -4.0 Diopters of
                                                               Astigmatism

--------------------------------   ------------------------    ------------------------------------------------------

VISX-StarS2                        PRK Myopia                  Up to -12.0 Diopters

                                   PRK Astigmatism-Myopia      Up to -12.0 Diopters of Myopia with up to -4.0 Diopters
                                                               of Astigmatism

                                   PRK Hyperopia               Up to +6.0 Diopters

                                   LASIK-Expanded
                                   Astigmatism-Myopia          Up to -14.0 Diopters of Myopia, with up to -5.0 Diopters of
                                                               Astigmatism

--------------------------------   ------------------------    ------------------------------------------------------

Nidek EC 5000                      PRK Myopia                  Up to -13.0 Diopters

                                   PRK Astigmatism-Myopia      Up to -8.0 Diopters of Myopia with up to -4.0 Diopters of
                                                               Astigmatism

--------------------------------   ------------------------    ------------------------------------------------------

LaserSight-LSX                     PRK Myopia                  Up to -6.0 Diopters

--------------------------------   ------------------------    ------------------------------------------------------

Bausch & Lomb-Technolas 217        LASIK Astigmatism-Myopia    Up to -7.0 Diopters of Myopia with up to -3.0 Diopters
                                                               of Astigmatism

--------------------------------   ------------------------    ------------------------------------------------------


       The development of the laser vision correction industry has also been technology and patent driven. In addition to regulatory hurdles, we believe new entrants will need to obtain licenses to key patents owned by us and by VISX. In 1992, we and VISX entered into a patent pooling partnership -- Pillar Point Partners -- intended to resolve our patent disputes, enable each company to develop and commercialize its products free of infringement and offer comprehensive licenses to other FDA-approved manufacturers. Pillar Point Partners was dissolved in 1998 by mutual agreement. As part of that dissolution, we exchanged royalty-free patent cross-licenses with VISX. Thus, any new entrants who want to obtain licenses to these patents must now negotiate separately with us and with VISX if they wish to obtain licenses to our respective patents.

       The laser vision correction industry today addresses only a small portion of the population with refractive vision disorders. Current excimer laser systems have just begun to penetrate the large market of individuals with refractive vision disorders. We believe that manufacturers with a wide range of FDA approvals who are able to successfully commercialize new technologies will accelerate penetration of the laser vision correction market and allow the capture of a greater portion of this market.

PRODUCTS

       We currently offer the following laser vision correction systems and related products:

         INFINITY(TM) LS

       The FDA has approved our Infinity LS excimer system (formerly known as the Apex Plus) for sale in the United States to treat (i) low, moderate and high degrees of nearsightedness, alone and with low to moderate astigmatism, using PRK or LASIK, and (ii) low to moderate degrees of farsightedness, without astigmatism, using PRK. We have filed applications with the FDA seeking approval to treat farsightedness with or without astigmatism using LASIK. We sell the Infinity LS in the U.S. and selected international markets. The Infinity LS is the successor to our Apex Plus system. It has been re-engineered to include, or be upgraded to include when available, several enhancements designed to improve ergonomics and ease of use, including graphical user interface, projected reticle microscope and two bottle gas handling system. On February 3, 2000, the FDA approved our request to officially change the name of the Apex Plus to the Infinity LS and all new production of this system is marketed under the Infinity name. We may also refurbish and resell previously sold Apex Plus units that are acquired through trade or similar means. These units, which do not include Infinity enhancements, will continue to be sold as Apex Plus systems.

       The Infinity LS is configured to treat nearsightedness using a mechanical iris device that shapes light. It is also configured to treat farsightedness, astigmatism and both nearsightedness or farsightedness with low to moderate astigmatism using our emphasis Disc. Our emphasis Disc is a proprietary single-use polymer disc that is used with the Infinity LS to treat a wide range of refractive disorders. The disc is designed to create very smooth and precise corneal ablations, without reliance on complicated optomechanics, resulting in improved healing and enhanced refractive outcomes. This technology permits the ophthalmologist to select a disc that is matched to the patient's refractive error, in much the same way that an appropriate contact lens might be selected. During a procedure, the shape of the disc is precisely replicated on the cornea. We presently produce discs for correcting astigmatism, nearsightedness with astigmatism, farsightedness and farsightedness with astigmatism. As part of the Infinity approvals described above, the FDA has approved the disc in the United States for treatment of low to moderate nearsightedness with astigmatism and low to moderate farsightedness without astigmatism. The disc is included in our clinical submissions for expanded Infinity indications. We are working to develop additional applications for our emphasis Disc, including development of patient-specific, customized discs for treatment of difficult or unusual cases. The international version of the Infinity LS is configured to treat a full range of refractive disorders, including astigmatism, farsightedness, high degrees of nearsightedness and combinations of these disorders.

       Our U.S. list price for the Infinity LS is $375,000. Actual prices charged to customers may vary, depending on a number of factors including whether the system is new or refurbished, whether it is outfitted with any optional upgrades and whether its purchase is bundled with other products and services. The list price for our emphasis Disc is $25.00 in the United States and $75.00 in international markets. Actual prices charged to customers for the emphasis Disc may vary, depending upon a number of factors, including pricing programs which combine emphasis Discs with other products and services.

       We sell OmniCards(R) to facilitate the collection of per-procedure license fees due in connection with use of the Infinity LS and its predecessor systems in the United States. OmniCards are credit card-sized, data encrypted plastic cards that must be inserted into the system to enable customers to perform a procedure. These OmniCards must be purchased from us. OmniCards may be encoded with a single procedure or with several procedures, and are priced based on the number of procedures they permit. The card cannot be reused once the permitted number of procedures have been performed. Prior to February 23, 2000, the list price of OmniCards was $250.00 per procedure, with actual pricing variable based on factors including volume discounts and promotions, participation in one of our innovative bundled pricing programs which combine OmniCards with other products and services, and whether the customer is or was one of our clinical investigators. In response to competitive pressures, we reduced the list price of OmniCards to $100 effective February 23, 2000. Actual pricing may continue to vary based on the factors described above.

         LADARVISION SYSTEM

       The FDA has approved the LADARVision system for low to high levels of nearsightedness alone or with low to moderate astigmatism. Our applications to market the LADARVision system to treat a full range of refractive errors using LASIK, including nearsightedness and farsightedness with or without astigmatism, and mixed astigmatism, is presently pending before the FDA. On March 17, 2000, the FDA's Ophthalmic Advisory Panel recommended approval of the LADARVision system for treatment of farsightedness with or without astigmatism, and mixed astigmatism, using LASIK, with conditions. The Panel's recommendation was for up to +6.0 diopters of farsightedness and an astigmatism range of up to -6.0 diopters. The LADARVision system combines high-speed, laser radar eye tracking with narrow beam corneal shaping. The LADARVision system is designed to address a need for sophisticated eye tracking to compensate for eye movement during surgery, including saccadic eye movements. Saccadic eye movements are very rapid, involuntary and random in amplitude and direction and are not suppressed or reduced by medication used during laser vision correction procedures. These eye movements degrade predictability and visual quality from the procedure. The LADAR eye tracker measures and adjusts more than 4,000 times per second. We believe that the LADARVision system provides higher accuracy ablation by virtually eliminating shaping error caused by eye movement. Additionally, the narrow beam excimer provides a smooth ablation, and the LADARVision system's shaping algorithms offer high speed ablations to minimize surgical duration while retaining high pointing accuracy to achieve predictable shaping.

       We believe the LADARVision system will yield more stable, predictable results with less post-operative regression, thereby improving visual quality and clinical outcomes for low to moderate levels of nearsightedness compared to first generation excimer laser vision correction systems. We also believe extensions of the LADARVision platform may yield even greater improvements in patient results for vision disorders that require more complex corneal reshaping such as farsightedness, higher degrees of nearsightedness and astigmatism and combinations of these disorders.

       Our proprietary software in the LADARVision system is a user-friendly, 32-bit Windows-based, graphical user interface incorporating high resolution, real-time imaging of both the tracked and untracked eye images. The software is designed with full patient database features and unique eye tracker information available to identify and count surgical procedures.

       Our current strategy is to offer these systems for sale at a list price of $575,000 and a per procedure license fee of $150. Alternatively, customers may elect to lease these systems on a per-procedure basis which includes service, maintenance and licensing fees. System and per-procedure pricing may vary based upon a number of factors, including the customer's procedure volume commitment and other variables similar to those applicable to our other products.

         SKBM(TM) MICROKERATOME

       Our SKBM(TM) microkeratome is a medical device designed exclusively for use in ophthalmic surgery. It can be used in LASIK procedures to create a flap on the anterior corneal surface or to dissect a thin layer of corneal tissue that remains attached to the rest of the cornea via a small hinge of tissue. The operator of the SKBM microkeratome can control and change the size of the hinge, the blade traverse distance, the advancement speed of the steel blade, and the oscillation speed of the blade by means of front panel settings. Our SKBM microkeratome utilizes disposable, single-use blades. In December, 1998, we received FDA clearance to market our SKBM microkeratome in the United States for keratoplasty, corneal harvesting and microlamellar keratoplasty. The list price of our SKBM microkeratome is $58,100. The list price of the disposable microkeratome blade is $62.00 per blade. Actual prices charged to customers may vary.

SALES AND MARKETING

       Our sales and marketing efforts are focused on innovative and flexible programs tailored to the particular needs of our customers -- ophthalmologists, clinics and hospitals. We sell our excimer laser systems, microkeratomes and related products in more than 50 countries through a direct sales force, independent sales representatives and distributors. We sell our products on open credit to select distributors and end users. In many instances we require a letter of credit or a commitment from a third party lessor to secure payment. Working alone or in conjunction with independent leasing companies, we offer our U.S. customers a variety of innovative programs that bundle the price of all or a combination of equipment, per-procedure license fees, emphasis Discs and service into a single periodic payment. Under these programs, our customers may elect to purchase their systems and related products and services directly, lease to own, or accept systems on an all-inclusive per-procedure basis where we retain ownership. Although our initial strategy was to offer LADARVision systems solely on the latter basis, our experience has been that customers desire and are receptive to a variety of LADARVision acquisition options, which we now offer. At March 20, 2000, we had 31 people employed in sales and marketing. On January 1, 2000, we formally integrated our Autonomous and Summit sales forces into a single, unified sales force. The efforts of our sales force are augmented by our senior executives, who participate in our Executive Champion program. Under this program, nine of our senior executives take responsibility for our top 50 customer accounts to make sure that these accounts are receiving the utmost in customer attention.

      Our sales force includes five refractive marketing representatives who assist customers in developing programs and materials to help grow their laser vision correction practices. We have developed marketing materials that ophthalmologists can use to inform their patients about the benefits of laser vision correction. We also offer an innovative patient financing program, underwritten by an independent financing company which we have made available only to our own customers. We use our web site for marketing purposes and have established a "Find a Doctor" section where consumers can locate a doctor to whom they can be referred for a laser vision correction procedure with one of our excimer laser systems. We believe that practice marketing is often most effective when it emphasizes the surgeon, rather than the equipment. Our marketing programs are structured to help our individual users market their practices to prospective laser vision correction candidates.

PATENTS

       There are a number of U.S. and foreign patents or patent rights covering methods and apparatus for performing laser ablation of corneal tissue. We and VISX own a large number of these patents. We believe that the patents we own and the patents we license are valuable to our business and represent a key competitive advantage in our industry.

       Pillar Point Partners. Between 1992 and 1998, we were a partner with VISX in a partnership called Pillar Point Partners. The partnership was formed in 1992 as a result of a dispute between us and VISX over U.S. patents covering methods and apparatus for performing ultraviolet laser corneal surgery. In forming the partnership, all U.S. patents that we then owned or were later granted to us or VISX which could have precluded either company from making, using or selling in the United States our excimer laser systems as designed on that date were required to be exclusively licensed or offered for exclusive license to Pillar Point Partners. Under the formation agreement, we and VISX each contributed the exclusive right to make, use and sell apparatus and perform (including the right to license others to perform) procedures covered by any of our U.S. patents relating to ultraviolet laser corneal surgery. The partnership arrangement did not cover foreign patents. The partnership's policy was to license its patents to manufacturers and sellers of excimer laser systems in the United States, including us and VISX, in return for per-procedure royalties and royalties on equipment sales.

       Along with VISX and Pillar Point Partners, we became involved in several lawsuits with respect to Pillar Point Partners relating to royalties, patent infringement by others and antitrust issues. On March 24, 1998, the Federal Trade Commission commenced an administrative enforcement proceeding against us and VISX alleging antitrust violations in connection with the partnership's patent arrangements. The FTC also alleged that some of the patents licensed by VISX to the partnership were fraudulently obtained by VISX. The FTC has not challenged the validity of any of our patents. The FTC sought an order dissolving Pillar Point Partners and requiring that VISX cease charging royalties on the patents alleged by the FTC to have been fraudulently obtained. In June 1999, an FTC administrative law judge issued a decision in favor of VISX and the FTC has appealed this decision. In December, 1999 the FTC staff filed a motion indicating they would drop their appeal because it appeared that one of the key VISX patents at issue, the Trokel '388 patent, would emerge from a patent office reexamination with strong claims. The FTC stated it would drop its appeal at such time as the Patent and Trademark Office formally acted. To date, the Patent and Trademark Office has not done so. In 1997, VISX commenced a lawsuit against us and the partnership seeking a declaration that it did not have to pay royalties to the partnership for LASIK procedures performed on VISX systems in the United States. On February 17, 1998, VISX commenced another lawsuit against us seeking a dissolution of the partnership. On June 4, 1998, we settled all outstanding disputes and litigation with VISX. Under the settlement, Pillar Point Partners was dissolved. In addition, we and VISX granted to each other worldwide, royalty-free cross-licenses to all of our U.S. and foreign patents in the field of laser ablation of corneal tissue. These cross-licenses permit each of us to license each other's patents to users of our equipment. Both of us have retained all rights to license our own patents to other manufacturers. As part of the settlement, VISX paid us $35 million.

         On December 6, 1999, the U.S. International Trade Commission (ITC) issued an Initial Determination to the effect that the Nidek EC-5000 excimer system did not infringe two VISX patents licensed to us and that one of those patents, the Trokel '762 patent, was invalid and unforceable due to certain alleged inventorship issues. On March 6, 2000, the ITC issued a Final Determination upholding the non-infringement findings of the Initial Determination and taking no position as to the validity or enforceability of the '762 patent.

       Autonomous patents. Our Autonomous subsidiary has filed a total of fifteen patent applications in the United States. Eight of the fifteen U.S. patent filings have resulted in patents being issued. The earliest of these patents will expire in 2014, and the latest will expire in 2017. Autonomous has also filed numerous patent applications in foreign jurisdictions.

       The patents and applications generally relate to the following areas:

       - CustomCornea;

       - a cartridge excimer laser device for high serviceability;

       - fast response eye tracking;

       - fast and accurate optical narrow beam delivery system with tracking;

       - ablation with shot pattern, with minimal sensitivity to ablation debris;

       - the algorithm for shaping with arbitrary combinations of plus and minus sphere and cylinder; and

       - measuring vision defects of a human eye.

       Other. In 1992, IBM granted us a non-exclusive license to its patent covering excimer laser ablation of tissue. The terms of the license permit us to sublicense our subsidiaries. We agreed to pay to IBM a royalty of 2%, net of related expenses, on all excimer laser systems we sell or lease in the United States and other countries that are covered by this license. LaserSight has notified us that it has acquired IBM's rights under this license agreement. We do not believe the transfer will materially affect our rights or obligations under the license. In 1996, IBM granted Autonomous a non-exclusive license to the same patent, providing for a royalty of 5% applicable to both sales and per procedure usage fees, net of related expenses. We do not believe that this license has been transferred by IBM. In December 1999, we terminated Autonomous' IBM license. Going forward, we are treating Autonomous as a sublicensed subsidiary under our 1992 license agreement. We have also entered into a license agreement with Patlex Corporation under which we pay a royalty on various laser components of our products.

RESEARCH AND DEVELOPMENT

       We continually invest in research and product development to improve our technology and enhance our current systems. As of March 20, 2000, we have 121 full-time employees committed exclusively to research, engineering, product development and regulatory and clinical affairs. We spent $14.2 million in 1999, $7.2 million in 1998, and $6.2 million in 1997 for research, engineering and product development, including regulatory and clinical affairs. These figures do not include amounts that Autonomous spent on these activities in 1998 and 1997, which totaled $6.4 million in 1998 and $6.0 million in 1997.

       Our current research and development projects include:

              CustomCornea. We are developing CustomCornea, a patent pending technology designed to further extend the precision and flexibility of the LADARVision system by incorporating an advanced wavefront eye measurement technology. The advanced eye measurement technology will allow CustomCornea to determine the more subtle errors of the human visual system. With this information, the LADARVision system can address what we believe will be a growing demand for custom ablations specifically tailored for individual patients, offering the promise of outstanding results that consistently exceed 20/20. CustomCornea is also intended to offer correction of the degrading effects of complex corneal topographical anomalies, including irregular astigmatism. A successful clinical trial of the measurement aspects of the CustomCornea technology was conducted during late 1997 on approximately 100 eyes with a prototype device. In June 1999, the FDA granted us clearance to commence clinical trials of the CustomCornea technology with the LADARVision system to correct a full range of refractive disorders using both PRK and LASIK. These clinical trials are underway, with 23 eyes treated through March 22, 2000, and promising results. At present we are the only manufacturer in active, FDA-approved clinical trials with this type of technology. We believe that CustomCornea corrections offer the promise of increased contrast sensitivity, improved night vision and uncorrected visual acuity beyond that offered by current technology.

              Engineering improvements. We continue to spend significant amounts on engineering to improve both the Infinity and LADARVision systems and the SKBM microkeratome in order to enhance their performance in clinic operation and to improve manufacturability and serviceability. Operational performance improvements include not only enhancements in electrical/electronic and optical performance, but also implementation of physician requested features to further enhance ease of use. We are finalizing our Infinity package upgrade with a new microscope for better visualization, on-site energy calibration to ensure better energy distribution and an easier-to-use graphical interface.

SYSTEM INSTALLATION, TRAINING AND SERVICE

       We train our employees and distributors on how to properly install and maintain our excimer laser systems. We believe that educating our customers and informing them about system developments is an important way to ensure customer satisfaction and desirable clinical results. After installation, one of our clinical specialists will typically travel to a customer site to train the ophthalmologist how to safely operate our excimer laser system and successfully perform laser surgery. We have also developed an extensive set of written materials to inform ophthalmologists about how our excimer laser system works. We generally include installation, training and the first year of maintenance in the purchase price of our excimer laser systems. After the initial year of maintenance, we offer annual equipment maintenance contracts, at list prices ranging from $45,000 to $70,000 depending on the type of system and level of service selected. Prices may vary depending on various factors, including the type of equipment and whether the price of service is bundled with other products or services. We also maintain a 24-hour telephone call service for emergency maintenance calls.

COMPETITION

       The vision correction industry is subject to intense competition.

       Our excimer laser systems compete with other excimer laser systems in the United States and abroad. In the United States, there are presently four manufacturers in addition to us that have obtained FDA approval to commercially market and sell their excimer laser systems: Bausch & Lomb, LaserSight, Nidek and VISX. Because Bausch & Lomb and LaserSight only recently obtained FDA approval to enter the U.S. market, our principal competitors to date have been VISX and Nidek.

         Until the fourth quarter of 1999, the VISX system was FDA approved for a broader range of treatment indications than our Infinity system, giving VISX a competitive advantage in the U.S. marketplace. We estimate that in 1999 approximately 75-80% of U.S. laser vision correction procedures were performed using VISX systems. In October of 1999, our Infinity system was FDA approved to treat farsightedness and higher degrees of nearsightedness with or without astigmatism using LASIK, resulting in substantially equivalent labeling of the Infinity and VISX systems as of the end of 1999. On March 17, 2000, the FDA's Ophthalmic Advisory Panel recommended approval of our LADARVision system for treatment of farsightedness with or without astigmatism and mixed astigmatism, using LASIK. The Panel recommended approval for up to +6.0 diopters of farsightedness, as well as an astigmatism range of up to -6.0 diopters. Although the FDA is not bound by the Panel's recommendation, it is typically accorded great weight. Our applications for approval of the Infinity system for farsightedness with or without astigmatism using LASIK and for the LADARVision system for nearsightedness and astigmatism using LASIK are also pending.

         On February 22, 2000, VISX announced that it was lowering its U.S. per procedure licensing fee to $100. For obvious competitive reasons, the Company responded by lowering its own U.S. per procedure licensing fee. Effective February 23, 2000, the Company instituted a tiered pricing program for its U.S. customers. The Company's Apex Plus/Infinity excimer laser system will be value priced and will carry a per procedure licensing fee of $100. The emphasis(R) disc used in conjunction with the Apex Plus/Infinity System for astigmatism and hyperopic corrections will be priced at $25. LADARVision(R) system procedures will be premium priced at $150 per procedure for purchased units. Actual prices charged to customers may vary. Customers who have acquired Apex Plus(TM)/Infinity(TM) and/or LADARVision(R) Systems utilizing a program which bundles the licensing fee with other products and services will receive adjustments to their programs to reflect the reduced pricing.

         Competing manufacturers of excimer laser systems may have greater financial resources than us, may be able to offer their products at a lower cost or may develop products that involve a lower per-procedure cost. In 1998, Nidek received approval from the FDA to market its system in the United States for up to -13.0 diopters of nearsightedness and in September, 1999 received approval to treat up to -4.0 diopters of astigmatism with -8.0 diopters or less of nearsightedness. The Nidek system has not been approved to treat farsightedness. Nidek has not been charging its customers per-procedure license fees. Nidek has not obtained patent licenses from us or VISX and is presently the subject of patent infringement suits brought by both companies.

         Bausch & Lomb received approval of its Technolas 217 system in February, 2000. The Bausch & Lomb system is approved for treatment of up to -7.0 diopters of nearsightedness with or without up to -3.0 diopters of astigmatism, using LASIK. Bausch & Lomb offers a full line of ophthalmic surgical products, and we believe it will try to leverage its existing presence in ophthalmology in its efforts to gain market share. Bausch & Lomb has stated that it will charge its U.S. customers $100 per procedure.

         LaserSight received FDA approval of its LSX system in November, 1999 for treatment of up to -6.0 diopters of nearsightedness, with the ability to treat up to -10.0 diopters of nearsightedness in the discretion of the treating physician. LaserSight has stated that TLC Laser Eye Centers Inc., a publicly-held operator of laser vision correction centers in the U.S. and Canada, has invested approximately $20 million in LaserSight. TLC has stated that it intends to equip some of its centers with the LSX system, as well as with our LADARVision system and the Bausch & Lomb system. LaserSight has stated that it will charge its U.S. customers $130 per procedure.

         Neither Bausch & Lomb nor LaserSight have obtained patent licenses from us or from VISX. VISX has commenced patent infringement litigation against LaserSight, and LaserSight has countersued, seeking a declaration that certain VISX patents are invalid and unenforceable.

       On April 12, 1999, KeraVision announced it had received FDA approval to market its Intacs surgically implantable corneal ring for correction of up to -3.0 diopters of nearsightedness. We cannot predict whether, or the extent to which, corneal rings will ultimately garner significant market share in the vision correction market but believe the manufacturer's claims that the procedure is reversible may be attractive to some candidates. We believe that the ring's market penetration to date has been limited.

       Sunrise Technologies' application for FDA approval of its holmium laser for treatment of .75 to 2.5 diopters of farsightedness was recommended by the FDA's Ophthalmic Advisory Panel in January, 1999, with conditions. We believe this system is designed only for treatment of farsightedness and involves reshaping the cornea using thermal energy, in contrast to our cold excimer laser system. We cannot predict the degree to which this system will achieve market acceptance if it is commercially approved. The Sunrise Technologies system's relatively small size and claimed ease of use may be attractive to many ophthalmologists.

Competition in the Microkeratome Market

     There is substantial competition in the microkeratome market. Bausch & Lomb and Moria hold significant market share. In addition, there are several smaller companies offering microkeratomes for sale. Microkeratomes compete based on safety, efficacy, reliability, versatility, and price. Based on our experience to date with the SKBM, we believe that it can compete effectively.

GOVERNMENT REGULATION

       Medical device regulation. The FDA regulates the manufacture, distribution and production of medical devices in the United States. Our products are regulated as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act. In order to sell such products in the United States, we must obtain a premarket clearance or premarket approval by the FDA. Noncompliance with applicable requirements can result in any one or more of the following:

       - fines;

       - injunctions;

       - civil penalties;

       - recall or seizure of products;

       - total or partial suspension of production;

       - denial or withdrawal of premarket clearance or approval of devices;

       - recommendations by the FDA that we not be allowed to enter into government contracts; and

       - criminal prosecution.

       The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by a company.

        Medical devices are classified by the FDA as Class I, Class II or Class III based upon the level of risk presented by the device and whether the device is substantially equivalent to an already legally marketed Class I or II device. Class III devices are subject to the most stringent regulatory review and cannot be marketed for commercial sale in the United States until the FDA grants a premarket approval, or PMA, for the device.

       A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA requires PMAs. The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It requires the submission of extensive clinical data and supporting information to the FDA. Human clinical studies may be conducted only under an FDA-approved investigational device exemption and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing and reviews the application, a public meeting may be held before an FDA advisory panel comprised of experts in the field.

       After the PMA is reviewed and discussed, the panel issues a favorable, or approvable, or unfavorable, or not approvable, recommendation to the FDA and may recommend conditions. Although the FDA is not bound by the panel's recommendations, it historically has given them significant weight. If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. Products manufactured and distributed pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA. The FDA review of a PMA application generally takes one to two years from the date such application is accepted for filing but may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials or clarification of information already provided in the submission. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

       Modifications to a device subject to a PMA may require approval by the FDA of PMA supplements or new PMAs. We believe that our excimer laser systems require a PMA or a PMA supplement for each of the surgical procedures which they are intended to perform. The FDA may grant a PMA with respect to a particular procedure only when it is satisfied that the use of the device for that particular procedure is safe and effective. In granting a PMA, the FDA may restrict the types of patients who may be treated.

       FDA regulations authorize any interested person to petition for administrative review of the FDA's decision to approve a PMA application. Challenges to an FDA approval have been rare. We do not believe any PMA application has ever been revoked by the agency based on such a challenge. We are aware that at least two persons have filed a petition with the FDA calling for reconsideration of the FDA's approval of our PMA for the Apex Plus. One of these petitions was subsequently withdrawn, and we are unaware of any action having been taken by the FDA on the other. If the FDA were to grant such a petition, we could continue to market the device during the agency's deliberations. If after a hearing, however, the FDA were to revoke its approval of our PMA application, we would be required to cease marketing the device.

       Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification must demonstrate that the proposed device is "substantially equivalent" in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in Class I or II, or is a "preamendment" Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet decided to require PMA approval. Our SKB microkeratome received premarket clearance through the 510(k) process in December 1998.

       After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requiring 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained.

       We have obtained FDA approval to conduct several additional studies involving subsets of patients under our Investigational Device Exemptions for laser vision correction. In October 1999, the FDA approved our PMA applications for use of the Infinity system (formerly known as Apex Plus) for treatment of farsightedness using PRK and for treatment of higher degrees of nearsightedness and astigmatism using LASIK. In December 1999, the FDA filed and granted expedited review of our PMA application for use of our Infinity system to treat farsightedness with or without astigmatism using LASIK. In October 1999, the FDA filed our PMA application for use of the LADARVision system to treat farsightedness with and without astigmatism and nearsightedness with and without astigmatism using LASIK. On March 17, 2000, the FDA's Ophthalmic Advisory Panel unanimously recommended approval of the LADARVision system, with conditions, for treatment of farsightedness with and without astigmatism and mixed astigmatism using LASIK. FDA determined not to submit to Panel the nearsightedness indications included in the PMA, which are pending. In June 1999, the FDA authorized us to begin clinical trials of our CustomCornea technology with the LADARVision system. Through March 22, 2000, we have treated 23 eyes, with promising results. Our CustomCornea investigational device exemption permits us to treat both farsighted and nearsighted patients, alone or with astigmatism, using both PRK and LASIK. We are also conducting clinical research at international sites in the area of large zone myopia with astigmatism treatment using LASIK.

       Other regulatory requirements. Our products are subject to pervasive and continuing regulation by the FDA. We are required under FDA guidelines to manufacture our products in registered establishments and in accordance with its Quality System Regulations and to list our devices with the FDA. These regulations impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities. Our facilities are also subject to periodic Quality System Regulations inspections by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and by the FTC. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

       Our lasers are also subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records. In addition, laser manufacturers must incorporate specified design and operating features in lasers sold to end users and comply with labeling and certification requirements. Various warning labels must be affixed to the laser depending on the class of the product under the performance standard.

       The manufacture, sale and use of our products is also subject to numerous federal, state, local and foreign government laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

       International regulatory requirements. We may need foreign regulatory clearances to introduce our products in foreign countries.

LENS EXPRESS

         In 1996, we acquired Lens Express, a leading mail order distributor of contact lenses and related products in the United States. Lens Express' retail sales consist of:

         - new orders of contact lenses

         - reorders of contact lenses

         - eye care solutions sales

         - lens case sales

         - sunglass sales

         - membership sales

         - vitamin sales

         - shipping and handling fees

         Lens Express wholesales contact lenses and eye care solutions to pharmacies and similar retail outlets. Lens Express also markets some eye care programs to large employers as a cost effective alternative to more traditional vision indemnity programs.

         To purchase contact lenses through Lens Express, a customer simply places a toll-free call to the Lens Express telephone number to place an order. For customers without a valid prescription, Lens Express will supply the names of ophthalmologists or optometrists located in a customer's immediate location from its nationwide network of over 2,700 doctors who will provide an examination and prescription. Lens Express cannot distribute contact lenses to a patient without a verified prescription. Many states permit Lens Express to obtain telephone verification from the patient's contact lens prescriber; other states have stricter requirements, including at least one state which requires that Lens Express obtain a written copy of the patient's prescription before lenses may be shipped. Some practitioners resist verifying prescriptions to Lens Express because they regard Lens Express as their competitor in the sale of lenses to their customers. Approximately 79% of Lens Express' orders are shipped within one business day of when the order is received. The balance cannot be shipped within one business day either because the product is not in stock or because Lens Express has not yet been able to verify the customer's prescription.

         We take orders on-line through Lens Express' world wide web site, www.LensExpress.com. Lens Express' objective is to increase our Internet sales significantly and become the leading Internet provider of contact lenses, sunglasses and related products. Our strategy includes:

         - reconstruction of our website with state-of-the-art, real time order processing and other unique features and tools; and

         - development of affiliations with other top Internet advertisers and portals.

         Several manufacturers of contact lenses have historically refused to sell lenses to mail order distributors including Lens Express. Because of this, Lens Express obtains most of its contact lens inventory from others. The price Lens Express pays for its inventory is therefore higher in some cases than those paid by practitioners, chains and others who are able to buy directly from the manufacturers. Although Lens Express has been able to obtain most contact lens brands at competitive prices in sufficient quantities on a regular basis, there are some lens brands that are difficult and/or expensive for Lens Express to obtain. This has resulted in Lens Express from time to time being unable to fill some customer orders or filling them at little or no profit and has negatively affected Lens Express' growth and profitability.

         Most orders are shipped via priority mail and paid for with a credit card. Lens Express has little collection or bad debt expenses.

         Most of Lens Express' retail customers join the Lens Express Premium Vision Program for a fee of $29 for three years or $40 for five years. Membership in this program entitles a member to purchase contact lenses and other products and devices at member prices. We have recently added a feature to this program under which we promise not to increase member prices during the term of membership. We have also added a feature under which each member is entitled to rebates on future purchases based on past purchasing volume.

         In February 2000, we began offering prescription eyeglasses by mail order. It is too early to evaluate the results of this program.

         Marketing and advertising. Lens Express' sales are highly dependent upon the amount and effectiveness of its marketing and advertising. Lens Express utilizes primarily television, print, radio, Internet, inserts and referrals. These efforts have helped produce a database of over several million people who have expressed an interest in purchasing contact lenses and have requested a brochure from Lens Express. The use of a well-known celebrity spokesperson, in combination with our reputation for quality, reliability and service, have contributed to Lens Express' growth and expanding name recognition. Lens Express has determined that the use of television represents the greatest opportunity for customer awareness and, therefore, sales of Lens Express products and services. Lens Express also uses promotions with major credit cards to market its services and products. Periodically, Lens Express places coupons offering replacement contact lenses at special discounts in credit card monthly statements.

         Government regulation. Although some states impose little or no specific regulation of mail order dispensing of replacement contact lenses, other states have stricter requirements. Burdensome regulatory requirements imposed by certain states, such as prohibiting dispensing of replacement lenses prior to receipt of a written prescription, make it more difficult and expensive for Lens Express to sell replacement lenses in such states. There can be no assurance that other states will not enact or impose laws or regulations that prohibit mail order dispensing of replacement contact lenses or otherwise impair Lens Express' ability to sell lenses and operate profitably.

         Competition. The contact lens and solutions business is extremely competitive. Lens Express' primary competition are ophthalmologists/optometrists. Some of these practitioners are reluctant to provide Lens Express with prescription information for their patients, which can make it difficult for Lens Express to obtain the timely prescription verification it requires in order to ship contact lenses. Some pharmacies have recently begun to sell contact lenses directly to consumers. Several of the mass merchandisers, such as Wal-Mart, Sam's, and Costco, have entered the optical market offering lower prices than typically offered by chains and professionals. There are approximately 15 mail order contact lens companies in the United States, exclusive of Lens Express. Lens Express believes its principal mail order competitor to be 1-800-CONTACTS. Lens Express believes that 1-800-CONTACTS has stated that its practice is to fill orders even if it is unable to obtain a valid prescription as required by applicable state laws and regulations. We believe this practice, combined with extensive advertising, has enabled it to make significant inroads into Lens Express' market share. A number of companies offer vision care programs and indemnity plans which compete with the Lens Express Premium Vision Program. Competition for eye care solutions is extremely intense and price sensitive with generic or private label solutions providing a cost advantage over traditional higher-priced branded products.

EMPLOYEES

       As of March 20, 2000, we had 566 full-time employees in the United States, Ireland and other countries. Of these, 422 were employed in our excimer laser systems business and 144 were employed by Lens Express. Of the laser systems employees, 281 were employed at Summit and 141 were employed at our Autonomous subsidiary. The following is a breakdown of the employees in our excimer laser systems business by functional area:

       - 113 in manufacturing;

       - 120 in research, engineering, product development and regulatory and clinical affairs;

       - 80 in customer service;

       - 31 in sales and marketing; and

       - 78 in administration.

       Of the total number of our employees, 481 are located in the United States and 85 are located in Ireland and other parts of the world. None of our employees is represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

BACKLOG

     As of March 22, 1999, the Company had no significant backlog.

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

PER PROCEDURE PRICE REDUCTIONS WILL IMPEDE OUR EFFORTS TO ACHIEVE CONSISTENT PROFITABILITY

       Due to competitive pressures, the Company reduced its U.S. per procedure licensing fees, effective February 23, 2000. This price reduction could delay the Company's efforts to achieve consistent profitability until at least 2001.

CHALLENGES TO OWNED OR LICENSED INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BUSINESS

       Failure to maintain the protection afforded by our owned and licensed patents would materially reduce our revenues. These patents might ultimately be found to be invalid, or others might elect to infringe these patents or develop substantially equivalent or competitive products. On February 6, 2000, the U.S. International Trade Commission (ITC) issued an Initial Determination to the effect that the Nidek EC-5000 excimer system did not infringe two VISX patents licensed to the Company and that one of those patents, the Trokel '762 patent, was invalid and unforceable due to certain alleged inventorship issues. On March 6, 2000, the ITC issued a Final Determination upholding the non-infringement findings of the Initial Determination and taking no position as to the validity or enforceability of the '762 patent. On March 24, 1998, the FTC commenced an action challenging and seeking to invalidate certain of the patents that VISX has licensed to us. We have settled our part of this litigation. In June 1999, an FTC administrative law judge issued a decision in favor of VISX and the FTC has appealed this decision. In March 1999, a U.S. physician wrote us claiming to be a co-inventor of two of our patents, both of which are the subject of infringement actions that we have brought against Nidek and other alleged infringers. Alleged infringers have responded or may respond by challenging the validity and enforceability of these patents, such as Nidek has done in connection with the VISX '762 patent. Further, Nidek or others may assert similar claims against VISX's Trokel '388 patent, which we believe to be a fundamental patent in our industry. Successful challenges to the validity and enforceability of any of our patents or the patents licensed from VISX could significantly impair our ability to collect per-procedure license fees. Even if an unlicensed party's products or procedures infringe upon our patents, it is costly to enforce these rights. Infringement actions require the diversion of funds from our operations and require management to expend funds and effort that might otherwise be devoted to our operations. Furthermore, we may not be successful in enforcing our patent rights. Any failure by us to prevail in patent infringement actions against others, or any success by others in invalidating, asserting ownership in, or being found not to infringe patents owned or licensed by us, could impair our ability to collect per-procedure fees and thus materially reduce our revenues.

       There are a number of U.S. and foreign patents covering methods and apparatus relating to corneal surgery that we neither own nor have the right to use. If we were found to infringe a patent in a particular market, we may be enjoined from making and selling, and our customers may be enjoined from using, that product in the market or we may be required to obtain a fee-bearing license, if available on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require FDA review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products, which would significantly harm our business.

COMPETITORS MAY NOT CHARGE THEIR CUSTOMERS PER-PROCEDURE FEES, OR MAY REDUCE THEIR FEES, WHICH, IN TURN, COULD AFFECT OUR ABILITY TO CHARGE LICENSE FEES

       We license a number of patents to our U.S. customers on a per-procedure basis. We derive a substantial portion of our revenues from the per-procedure fees we charge to license these patents. If competitors do not charge per-procedure fees to users of their systems, or significantly reduce the amount of such fees, we could be forced to reduce or eliminate the fees we charge, which could significantly reduce our revenues. Nidek, one of our competitors, does not charge per-procedure fees to users of its systems. On February 22, 2000, VISX announced a reduction in its per procedure fees, forcing the Company to implement its own price reductions the following day. These reductions will significantly reduce the Company's revenues through at least 2000.

COMPETITORS MAY ERODE OUR U.S. MARKET SHARE OR LIMIT OUR MARKET SHARE GAINS

       The number of manufacturers offering laser vision correction systems and related products has grown. In addition to us and VISX, Nidek obtained FDA approval of its system in late 1998, LaserSight obtained FDA approval of its system in late 1999, and Bausch & Lomb received FDA approval of its Technolas 217 system in the first quarter of 2000. Some of these competitors are larger than we are and have greater resources to devote to selling and marketing their products. If ophthalmologists perceive competitors' products to be technologically or economically superior to ours, we could lose customers and market share to these competitors or encounter difficulty increasing our market share.

ANY COMPETITOR WITH BROADER APPROVALS MAY HAVE A COMPETITIVE ADVANTAGE OVER US

     In the United States, a manufacturer of laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Although our Infinity LS system and the VISX system possess roughly equivalent FDA approvals, the VISX system presently is approved for a wider range of treatments than our LADARVision(R) system. The Nidek laser vision correction system is approved for a higher degree of nearsightedness than our LADARVision(R) system. The LADARVision(R) system is presently approved for low to high degrees of nearsightedness alone and with moderate astigmatism. If the FDA does not approve in a timely manner our pending applications for LASIK treatment of farsightedness and astigmatism using the LADARVision(R) system, our ability to compete effectively in the United States may be compromised.

WE ARE INVOLVED IN LITIGATION THAT HAS CONSUMED OUR TIME AND RESOURCES AND COULD SUBJECT US TO SIGNIFICANT LIABILITIES

     Since August 1996, stockholders have commenced multiple separate legal actions against us and some of our directors and officers. In addition, there are multiple state and federal antitrust lawsuits pending against us and VISX relating to the Pillar Point Partners arrangement that existed between the two companies from 1992 to 1998. All these lawsuits seek substantial monetary damages for alleged violations of securities or antitrust laws. Defending against these lawsuits has consumed, and will continue to consume, considerable resources, including management time and attention, which has been diverted from operating our business. If the plaintiffs are successful, their recoveries could have a significant negative effect on our cash position. Litigation is inherently uncertain and an adverse resolution of these actions may have a material adverse effect on our financial position and operating results in the period in which they are resolved.

OUR RELIANCE ON SOLE SOURCE SUPPLIERS FOR CRITICAL COMPONENTS COULD JEOPARDIZE OUR OPERATIONS

     We purchase the optical module for the LADARVision system and other components of our products from sole source suppliers. If these sole source suppliers were to cease providing these components, we would be required to locate and contract with substitute suppliers, which we may not be able to do in a timely manner. Any interruption in our ability to manufacture and service excimer laser systems or microkeratomes on a timely basis would reduce our revenues, could increase our costs and might jeopardize our customer relationships.

NEW PRODUCTS AND TECHNOLOGIES COULD DECREASE DEMAND FOR OUR PRODUCTS OR MAKE THEM OBSOLETE

     In addition to competing with eyewear, excimer laser vision correction systems compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different types of lasers. KeraVision has recently received FDA approval for its corneal ring and has begun to market this product commercially in the United States. A holmium laser for the treatment of farsightedness manufactured by Sunrise Technologies is scheduled for consideration by the FDA's Ophthalmic Advisory Panel in March 2000. To the extent that any of these or other new technologies are perceived to be clinically superior or more economical than excimer laser vision correction, they could decrease demand for our excimer laser systems or render these products obsolete. If one or more competing technologies achieve broader market acceptance or render the Infinity or the LADARVision system obsolete, we may lose customers and revenues.

OUR FAILURE TO TIMELY OBTAIN REGULATORY APPROVALS FOR PRODUCTS AND TO COMPLY WITH FDA REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

       Our excimer laser systems and related products are regulated medical devices under the Federal Food, Drug, and Cosmetic Act. New product introductions, expanded treatment types and levels for approved products, and significant design or manufacturing modifications require a premarket clearance or approval by the FDA prior to commercialization in the United States. The FDA approval process, which is lengthy and uncertain, requires underlying clinical studies and substantial commitments of financial and management resources. Failure to obtain or maintain regulatory approvals and clearances in the United States and other countries, or significant delays in obtaining these approvals and clearances, could prevent us from marketing our products for either approved or expanded indications or treatments, which could significantly reduce our future revenues.

USE OF UNAPPROVED SYSTEMS COULD REDUCE OUR REVENUES

       We are aware that some U.S. physicians are performing refractive procedures with laser vision correction systems that have not been approved by the FDA, including earlier versions of our systems originally sold in international markets as well as so-called "homemade" or "black box" systems. Pursuing these potential infringers could be costly and might not result in any significant recoveries. Continued use or additional sales of these systems will reduce our system sales and per-procedure revenues. In addition, any adverse clinical consequences resulting from the use of these systems could adversely affect consumer acceptance of laser vision correction generally.

ILLEGAL TAMPERING WITH SYSTEM CONFIGURATIONS COULD REDUCE OUR REVENUES

       Some U.S. users of the Apex excimer laser systems have tampered with the software and hardware configuration of their systems to defeat the card reading system that facilitates the collection of per-procedure license fees. Continued loss of per-procedure fees will reduce our revenues.

CHANGES IN THE U.S. ECONOMY AND CONSUMER SPENDING COULD ADVERSELY AFFECT THE VOLUME OF U.S. PROCEDURES

       Laser vision correction is an elective procedure that involves greater immediate expense than eyeglasses or contact lenses. The procedure is not typically covered by insurance. A significant adverse change in the U.S. economy may cause consumers to re-assess their spending choices and reduce the demand for laser vision correction. Any such shift would have an adverse effect on the volume of laser vision correction procedures performed and on our collection of per-procedure licensing fees.

OUR LENS EXPRESS OPERATIONS ARE SUBJECT TO ADDITIONAL RISKS THAT COULD REDUCE OUR PROFITABILITY

       Our Lens Express operations are subject to risks beyond our control, including:

       - lack of consistent sources of supply;

       - inability to obtain suitable advertising spots in selected media at cost-effective prices;

       - state regulations; and

       - competition from other contact lens providers.

       Because some contact lens manufacturers do not sell contact lenses directly to Lens Express, Lens Express must obtain product through indirect channels. Lens Express may not be able cost effectively to obtain sufficient quantities of product through indirect channels at the times it requires. If unable to obtain product from indirect suppliers, or if forced to do so on unfavorable terms, Lens Express' revenues and profitability would be adversely affected. Lens Express' operations are subject to numerous state laws and regulations that govern the dispensing of replacement contact lenses. Some states have strict requirements that prohibit dispensing replacement lenses without receipt of a written prescription, which makes it more difficult and expensive for Lens Express to sell replacement contact lenses in those states. In addition, these regulations place Lens Express at a competitive disadvantage versus competing mail order sellers that are able to avoid or ignore these laws and regulations. Our principal competitor has stated publicly that it does not comply with these regulations. Other states may enact or impose laws or regulations that prohibit mail order dispensing of replacement contact lenses or otherwise impair Lens Express' ability to sell lenses and operate profitability. In addition, the contact lens dispensing industry is subject to intense competition. Lens Express may lose market share to other contact lens providers electing to pursue a marketing strategy which, like that of Lens Express, emphasizes convenience and price, or to discount chains, wholesale clubs and other competitors.

INADEQUACY OR UNAVAILABILITY OF INSURANCE MAY EXPOSE US TO SIGNIFICANT LIABILITY

       The testing and use of our products entail an inherent risk of physical injury to patients and physicians and expose us to potential product liability and other damage claims. In addition, our products have high voltage power supplies and use corrosive gases. Although we maintain product liability insurance, a product liability claim assessed against us could exceed our insurance coverage. Adequate product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms. Even if a claim is covered by insurance, the costs of defending a product liability, malpractice, negligence or other action, and the assessment of damages in excess of insurance coverage, could entail significant expense and damage our reputation.

THE MARKET PRICE OF OUR STOCK HISTORICALLY HAS BEEN VOLATILE

       The volatility of our common stock imposes a greater risk of capital losses on stockholders when compared to less volatile stocks. The market price of our common stock may be significantly affected by factors such as:

       - the announcement or introduction of technological innovations or new products by us or our competitors;

       - quarter-to-quarter variations in our operating results and changes in earnings estimates by analysts;

       - market conditions in the technology, healthcare and other growth sectors;

       - changes in U.S. or foreign governmental regulations or regulatory approval processes;

       - developments or disputes relating to patent or proprietary rights; and

       - public concern about the safety and efficacy of the procedures for which the excimer laser system is used.

       Moreover, the possibility exists that the stock market, and in particular the securities of technology companies such as us, could experience extreme price and volume fluctuations unrelated to operating performance. These fluctuations may have a material adverse effect on the market price of our common stock.

CONCERNS ABOUT THE SAFETY AND EFFICACY OF OUR PRODUCTS COULD LIMIT OUR FUTURE REVENUES

       Physicians and consumers may have a number of concerns about the safety and efficacy of laser vision correction procedures, including the predictability and stability of results. Potential complications and side effects include:

       - post-operative discomfort, including pain, itching, tearing and dryness of the eye;

       - corneal haze, which is an increase in the cornea's light scattering properties, during healing;

       - glare and halos produced by bright lights;

       - decreases in contrast sensitivity that can cause night vision difficulties;

       - temporary increases in intraocular pressure or pupil enlargement in reaction to post-procedure medication;

       - fluctuations in refractive capabilities during healing;

       - decreases in vision with corrective eyewear;

       - unintended over- or under-corrections;

       - disorders of corneal healing;

       - corneal scars and corneal ulcers;

       - induced regular or irregular astigmatism that can cause blurred or double vision or shadow images;

       - drooping of the eyelid; and

       - inflammation of the iris.

       In addition, we have had limited commercial experience with our SKBM microkeratome, which, if misused or defective, could cause significant injury when cutting a patient's cornea. Long-term follow-up data may reveal additional complications associated with our products. The responses of potential candidates, physicians and others to information about complications could materially affect market acceptance for laser vision correction, which in turn would materially harm our business.

ITEM 2. PROPERTIES

MANUFACTURING

         Summit's manufacturing operations consist of assembly, inspection and testing of parts and system components to assure performance and quality. Assembly of the Infinity system takes place at our facility in Cork, Ireland. We have also begun production of certain LADARVision system components at that facility. Assembly of the LADARVision system takes place at our facility in Orlando, Florida. Most parts and system components are manufactured and supplied by outside vendors. We conduct a series of final integration and acceptance tests prior to shipping a completed system.

       The laser component in the LADARVision system has been custom designed and, until recently, was sourced solely from a single U.S. specialty manufacturer. We now manufacture this component exclusively at our Cork, Ireland facility.

       In addition to the excimer laser, the most significant component of the LADARVision system is the optical module. We have outsourced the manufacture of the LADARVision optical module to a sole source supplier. If this supplier is unable to meet our demand, our ability to build LADARVision systems would be adversely affected.

       We manufacture our emphasis Discs at both our Waltham and Cork facilities. Our SKB microkeratome is presently manufactured both in our Cork facility and in Germany by a contract manufacturer that also supplies our single use microkeratome disposable blades. We presently intend to continue dual sourcing of this product.

FACILITIES

       We presently lease approximately 50,000 square feet of manufacturing and office space in Waltham, Massachusetts, under a lease expiring in 2005. We also lease an approximately 25,000-square-foot manufacturing facility in Cork, Ireland, under a lease expiring in 2026. We believe that we have the capacity to manufacture a sufficient number of our products to satisfy demand. We also have the manufacturing space to produce products in greater volumes. Any significant increase in manufacturing capacity will require the hiring and training of qualified manufacturing personnel.

       Our Autonomous subsidiary leases approximately 64,000 square feet of office/manufacturing/warehouse space in two roughly contiguous buildings in Orlando, Florida. These facilities consist of approximately 25,250 square feet covered by a lease that expires in 2007 and approximately 39,000 square feet covered by a lease that expires in 2010. An ancillary warehouse lease consists of approximately 5,050 square feet and is covered by a lease that expires in 2000, with renewal opportunities.

       Our Lens Express subsidiary leases approximately 38,000-square-feet of office/warehouse space in the Fort Lauderdale, Florida area under a lease expiring in August 2002.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to various litigation matters as described below. The Company has denied, or will deny, the substantive allegations in each of these actions, and intends to defend them vigorously. The Company may be served with additional complaints of a similar nature in the future. The Company may not prevail in the pending or any possible additional actions, and the resolutions of the actions, individually or in the aggregate, may have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company has not made any provision for any loss that may result upon resolution of these matters in the accompanying consolidated financial statements. Dollar amounts below are in thousands.

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

FEDERAL ANTITRUST LITIGATION

Cases Consolidated for Pre-Trial Proceedings
---------------------------------------------

         In April 1998, The Eye Professionals, P.A. commenced an action in the U.S. District Court for the District of New Jersey against the Company and VISX. The case purported to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant for use of a Summit or VISX laser to perform laser vision correction surgery at any time after November 1, 1995. The complaint alleged, inter alia, price-fixing in violation of Section 1 of the Sherman Act. The action sought treble damages, costs of suit, attorneys' fees, and various forms of declaratory and injunctive relief. Similar actions were also filed in May 1998 by Metropolitan Eye Center and Outpatient Surgical Facility, Inc. in the U.S. District Court for the Northern District of California against the Company, VISX, Summit Partner and VISX Partner and by New England Laser Vision, Inc. in the U.S. District Court for the District of New Jersey against the Company and VISX. In August 1998, David R. Shapiro, M.D., filed another similar purported class action against the Company and VISX in the U.S. District Court for the District of Arizona. Plaintiffs in these cases have agreed to consolidation of the four purported class actions and filed a single consolidated amended complaint in the U.S. District Court for the District of Arizona. It purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995. The Consolidated Amended Class Action Complaint seeks, among other things, unspecified treble damages on behalf of plaintiffs and the alleged class, along with attorneys' fees, costs, and injunctive and declaratory relief.

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

         Plaintiffs in the various class actions described above have now moved for certification of a class including all persons in the United States who paid a per-use royalty to any defendant or any co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995.

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

Cases Not Consolidated for Pre-Trial Proceedings
-------------------------------------------------

         In April 1999, Antoine L. Garabet, M.D., Inc. and Abraham V. Shammas, M.D., Inc., d/b/a The Laser Eye Center, filed suit in the U.S. District Court for the Central District of California against the Company and Autonomous. The suit alleges, among other things, that the Company's acquisition of Autonomous may substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Act, Section 1 of the Sherman Act, and the California Business and Professions Code. The complaint seeks, among other things, unspecified compensatory damages, trebling of those damages, declaratory and injunctive relief, divestiture in the event that the acquisition of Autonomous is consummated, restitutionary relief, including disgorgement of alleged unlawful profits and the imposition of a constructive trust over alleged ill-gotten gains, and attorneys' fees and costs. Plaintiffs also threatened to seek a temporary restraining order, preliminary injunction, and other unspecified preliminary injunctive relief directed at the acquisition. The Company filed a counterclaim for copyright infringement and unfair competition against the plaintiffs and Antoine L. Garabet, M.D. and Abraham V. Shammas, M.D., individually. The parties have agreed to a dismissal of this counterclaim, without prejudice.

COUNTERCLAIMS

         The Company is the subject of additional Federal antitrust litigation as a result of counterclaims to patent litigation initiated by Pillar Point Partners and the Company. A discussion of those counterclaims is presented below under "Patent Litigation."

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

         In April 1998, Penny S. Marks, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Florida state court against the Company and VISX. The case purports to be a class action on behalf of all persons who have had a PRK procedure in the State of Florida from October 20, 1995 up to and including the date the class certification hearing begins. The complaint alleges various violations of the Florida Deceptive and Unfair Trade Practices Act, the Florida Antitrust Act and Section 5 of the Federal Trade Commission Act. The complaint seeks unspecified compensatory damages, costs and attorneys' fees, as well as declaratory and injunctive relief. Plaintiff filed a motion seeking class certification. Thereafter, the parties filed a joint motion to stay this action pending resolution of In re PRK/LASIK Consumer Litigation, the consolidated class action litigation described immediately above. The court has granted this motion to stay.

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

         In January 1999, Karen Frankson, Virginia Harmes, and Beth Luetschwager, three individuals who allegedly have had laser vision correction surgery performed, filed a similar purported class action in Wisconsin state court. Defendants removed this action to federal district court in Wisconsin, and it was transferred to the District of Arizona. The parties recently agreed to a dismissal of this action, without prejudice.

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

         In January 2000, Antoine L. Garabet, M.D. and Abraham V. Shammas, M.D. filed an action individually and on behalf of the general public against the Company and VISX in Superior Court of the State of California, Santa Clara County. The suit alleges violations of the California Unfair Business Practices Act in connection with, among other things, per procedure fees charged by the Company and VISX. The action seeks, among other things, disgorgement of alleged ill-gotten gains and monies that defendants have earned by means of alleged unlawful, unfair, and fraudulent business practices (with defendants' per procedure revenues elsewhere alleged to be in the millions of dollars annually), a constructive trust over such gains and monies, declaratory and injunctive relief, and attorneys' fees and costs.

SHAREHOLDER LITIGATION

         Between August 1996 and February 1997 various shareholder actions were commenced against the Company and certain of its present or former officers in the U.S. District Court for the District of Massachusetts claiming, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by defendants and violations of
Section 20A of the Securities Exchange Act of 1934 arising out of alleged insider trading by certain defendants. The actions were consolidated, by order of the Court entered December 2, 1996, as In re Summit Technology Securities Litigation. By order dated August 11, 1998, the Court certified the action as a class action on behalf of all purchasers of Summit common stock, other than defendants and certain affiliated persons and entities, between March 31, 1995 and July 3, 1996. Plaintiffs seek unspecified damages, interest, costs and expenses, attorneys' fees and extraordinary and/or injunctive relief. Discovery was completed in February 2000. On March 14, 2000 defendants filed a motion for summary judgment on certain claims. Additional motions for summary judgment may be filed as well.

         In October 1996, an additional class action was commenced in the U.S. District Court for the District of Massachusetts against the Company, its directors, certain of the Company's present or former officers and the four underwriters of the Company's October 1995 common stock offering claiming violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the Registration Statement issued in connection with the offering. By order dated August 11, 1998, the Court certified the action as a class action on behalf of all purchasers of Summit stock in the offering other than defendants and certain affiliates. The action was coordinated with the securities litigation by order of the court dated December 2, 1996. The action seeks unspecified compensatory damages, interest, costs and expenses, attorneys' fees and extraordinary and/or injunctive relief. Cross motions for summary judgment were filed in November 1999 and February 2000 with respect to certain claims. Additional motions for summary judgment may be filed as well.

         In December 1996, one of the Company's shareholders filed in the U.S. District Court for the District of Massachusetts a derivative action, purportedly on behalf of the Company, against the Company as nominal defendant, directors of the Company and certain present or former officers of the Company. This action was consolidated with the securities litigation by order of the Court entered July 22, 1997. The complaint alleges that the conduct of the individual defendants has exposed the Company to the liability, expense and inconvenience of the securities litigation and has harmed the Company's reputation, thereby limiting its access to capital markets. It also alleges breach of fiduciary duty, gross negligence and insider trading against individual defendants. It seeks damages, interest, costs and expenses and attorneys' fees.

PATENT LITIGATION

         Pillar Point Partners, Summit Partner and VISX Partner commenced patent infringement litigation against an ophthalmologist believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners and one alleged manufacturer of such laser systems. These actions were originally pending as Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado) and Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida). Each action was transferred to the District of Arizona. The defendants in the Dishler action have asserted counterclaims against Summit Partner, VISX Partner, and Pillar Point Partners seeking declarations that the patents in suit are invalid and unenforceable. They have also raised antitrust counterclaims alleging price-fixing, tying, monopolization, concerted refusal to deal, conspiracy to monopolize, and attempted monopolization. Defendants seek unspecified actual damages, trebling of those damages, attorneys' fees, costs and injunctive relief. The parties have agreed to a resolution of the Jui-Teng Lin litigation.

         In December 1998, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Nidek, whose laser system received FDA approval in December, 1998. The suit alleges that Nidek's excimer laser system infringes certain of the Company's U.S. patents and seeks damages and injunctive relief. On January 29, 1999, a district court in Tokyo, Japan ruled against the Company in a patent infringement lawsuit which the Company initiated against Nidek in 1996. The Japanese lawsuit involved the Japanese counterpart of one of the two U.S. patents which the Company has alleged Nidek infringes in the U.S. lawsuit. The Tokyo district court's decision was upheld on appeal.

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

         In February 1999, the Company asserted patent infringement claims against Antoine L. Garabet, M.D., Antoine L. Garabet, M.D., Inc., Abraham V. Shammas, M.D., Abraham V. Shammas, M.D., Inc., and the Laser Eye Center in a case then pending in the District of Arizona. The suit alleges that these parties have infringed certain of the Company's patents by using excimer laser systems manufactured by the Company without having a license to do so, and seeks damages and injunctive relief. In June 1999, the Company commenced a similar patent infringement lawsuit against Robert T. Lin, Ferzaad Moosa, and Randa M.R. Garrana in the U.S. District Court for the Central District of California. This case has been transferred to the District of Arizona, and the parties have stipulated to consolidation of these two cases. In November 1999, the parties opposing the Company in these two actions filed a counterclaim against the Company for declaratory relief and for fraud and deceit. The counterclaim seeks, among other things, judgment that the patents in suit are not infringed and, in any event, not enforceable as a result of the Company's alleged inequitable conduct, unclean hands, and patent misuse; judgment enjoining the Company from attempting to enforce the Pillar Point patents, including the patents in suit; attorneys' fees and costs; judgment that the Company has committed fraud and deceit in connection with the sale of a Summit laser system; compensatory damages on the fraud claim of at least $49, plus prejudgment interest; and punitive damages.

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

OTHER LITIGATION

         In October 1992, Joseph Seriani brought suit against Lens Express and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act -- the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens Express were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens Express, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens Express and others in the U.S. District Court for the Southern District of Illinois, alleging substantially similar claims. On October 7, 1999, the Court issued an Order to Show Cause why the case should not be dismissed for lack of prosecution and, on November 23, 1999 the Court issued an order dismissing the case with prejudice. By order dated January 7, 2000, the Court denied the Serianis' motion to vacate its order of dismissal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock $.01 par value ("Common Stock") is traded on the NASDAQ National Market System, under the symbol "BEAM." The following chart sets forth the high and low sales prices for the Common Stock during the indicated periods.

                        High     Low
                       ------   ------
1999
     First quarter    $ 11.56   $  4.31
     Second quarter     23.44     10.44
     Third quarter      29.38     14.25
     Fourth quarter     21.63     10.25

1998
     First quarter    $  7.25   $  4.56
     Second quarter      7.50      4.50
     Third quarter       6.88      3.06
     Fourth quarter      6.13      3.00

     The closing price of the Common Stock on March 24, 2000 was $9.875. On March 24, 2000, the Common Stock was held of record by 2,386 persons and entities, including significant amounts of stock held in "street name."


ITEM 6.  SELECTED FINANCIAL DATA

          The Company's Selected Historical Consolidated Financial Data
                      (in thousands, except per share data)

     The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the Company's audited consolidated financial statements. This selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and notes and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included in Item 7 of Part II of this Report.

                                                                      Years Ended December 31,
                                                      -------------------------------------------------------
                                                         1999        1998       1997       1996        1995
                                                      ---------    --------    -------   --------    --------
STATEMENTS OF OPERATIONS DATA

Revenues ..........................................   $ 111,099    $ 91,641    $79,650   $ 73,912    $ 95,258

Income (loss) from continuing operations(1) .......     (23,025)     36,730        828    (13,491)      1,575

Cumulative effect of accounting principle change(2)          --     (10,103)        --         --          --

Net income (loss) (3) .............................     (23,025)     27,570     21,398    (36,857)     (2,967)

Basic and diluted earnings (loss) per share:
  Income (loss) from continuing operations ........   $    (.57)   $   1.17    $   .03   $   (.43)   $    .06
  Cumulative effect of accounting principle change           --        (.32)        --         --          --
  Net income (loss) ...............................        (.57)        .88        .68      (1.18)       (.11)

Weighted average number of common shares--basic ...      40,436      31,244     31,400     31,174      27,892

Weighted average number of common shares--diluted .      40,436      31,292     31,591     31,174      27,892

Pro forma amounts assuming accounting principle
 change had been applied retroactively:
   Net income (loss) ..............................         N/A    $ 37,673    $22,682   $(37,772)   $ (6,073)
   Net income (loss) per share--basic and diluted .         N/A    $   1.20    $   .72   $  (1.21)   $   (.22)

                                                              December 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA
Working capital .......................   $ 99,830   $ 78,953   $ 67,404   $ 73,085   $108,374
Total assets ..........................    270,667    144,925    115,103    133,660    161,661
Long-term debt, less current maturities      1,986        150      6,330     11,472        537
Stockholders' equity ..................    236,168    119,334     88,987    101,947    138,239

----------
(1) In 1999, the Company recorded one-time charges of $22,600 related to the acquisition of Autonomous Technologies Corporation. In 1998, the Company received a litigation settlement of $29,884, net of related taxes and expenses.

(2) In 1998, the Company changed its method of accounting for Lens Express membership fee revenues that were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years.

(3) Net income (loss) includes a gain of $943 in 1998, a net gain of $20,570 in 1997, a loss of $23,366 in 1996 and a loss of $4,542 in 1995 related to the Company's discontinued laser vision center business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We currently operate in two principal segments: (i) laser vision correction which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of our systems and (ii) contact lenses and related products which are sold via mail order through our wholly-owned subsidiary, Lens Express, Inc. ("Lens").

         On February 22, 2000, our competitor, VISX, Inc. ("VISX") announced that it was lowering its U.S. per procedure licensing fee to $100. For obvious competitive reasons, we responded by lowering our own U.S. per procedure licensing fee. Effective February 23, 2000, we instituted a tiered pricing program for our customers. Our Apex Plus(TM)/Infinity(TM) excimer laser system will be value priced and will carry a per procedure licensing fee of $100. Prior to February 23, 2000, the list price of the licensing fee for the Apex Plus(TM)/Infinity(TM) System was $250.00 per procedure, with actual pricing variable based on factors including volume discounts and promotions, participation in one of our innovative bundled pricing programs which combine license fees with other products and services, and whether the customer is or was one of our clinical investigators. The emphasis(R) disc used in conjunction with the Apex Plus(TM)/Infinity(TM) System for astigmatism and farsightedness corrections will be priced at $25 in the U.S. and $75 in international markets. LADARVision(R) system procedures will be premium priced at $150 per procedure for purchased units. Customers who have acquired Apex Plus(TM)/Infinity(TM) and/or LADARVision(R) Systems utilizing a program which bundles the licensing fee with other products and services will receive adjustments to their programs to reflect the reduced pricing. We expect that these reductions in per procedure pricing will materially reduce our revenues and revenue growth in 2000.

         Information about U.S. procedure volume is based on our sale of OmniCards to U.S. customers and procedures performed on the LADARVision(R) excimer laser system. OmniCards are credit card-sized, data encrypted plastic cards that must be inserted into the Apex Plus(TM)/Infinity(TM) excimer laser system to enable customers to perform a procedure. OmniCards may be encoded with a single procedure or with several procedures, and they are priced based on the number of procedures they permit. We may bundle the OmniCard price with other products and services, and/or offer volume discounts to our customers that cause them to purchase an inventory of procedures in advance. As a result, our per procedure pricing can vary and procedure volume data do not necessarily reflect the actual number of procedures performed during a particular period. Procedures are tracked on the LADARVision(R) system by internal software that enables billing information to be processed via modem, and are thus likely to offer a more direct correlation to actual procedure volume in any given period.

         On April 29, 1999, we completed our acquisition of Autonomous Technologies Corporation ("Autonomous") for approximately 11.2 million shares of our common stock and $46.8 million in cash. An independent third party appraisal company has conducted a valuation of the intangible assets that were acquired. Goodwill of $55.3 million is being amortized over 25 years, purchased technologies of $28.1 million are being amortized over 15 years and the other intangible asset of $3.2 million is being amortized over five years. In addition, we recorded a one-time charge of $19.8 million in 1999 for acquired in-process research and development. As a result of the acquisition, we recorded a one-time charge of $2.8 million in 1999 to write-down our inventory to its net realizable value due to a reduction in future requirements of work-in-process inventory and spare parts inventory. Results of operations discussed in this section include the effects of operations of Autonomous from the effective date of the acquisition and do not include any historical results of Autonomous.

         We are continuing to evaluate our operations and strategies, which may cause us to acquire one or more additional businesses, or to dispose of all or part of one or more of our businesses.

RESULTS OF OPERATIONS

1999 as compared with 1998

         Revenues: Revenues in 1999 increased 21% to $111.1 million from $91.6 million in 1998. Revenues from our laser vision correction business were $64.2 million in 1999 compared to $44.9 million in 1998, a 43% increase. Revenues from system sales increased 30% in 1999 compared to 1998. System sales include revenues from our microkeratome product line, which was acquired in the fourth quarter of 1998. We placed 106 laser systems in 1999 compared to 51 laser systems in 1998. In 1999, we placed 9 laser system upgrades compared to 66 laser system upgrades in 1998, reflecting substantial completion of the upgrades of our installed base of Apex(TM) Systems to the Apex Plus(TM) model. Revenues from license fees, service and other increased 49% in 1999 compared to 1998. In 1999, procedure volume in the U.S., as measured by our sales of OmniCards and by actual LADARVision(R) procedures, increased 85% over the prior year. In 1999 and 1998, revenues from contact lens and related products were $46.9 million and $46.8 million, respectively.

         Cost of Revenues: Excluding the $2.8 million inventory write-down, as previously discussed in the section "General", cost of revenues as a percentage of revenues decreased to 54% in 1999 from 57% in 1998. This decrease was primarily attributable to the favorable impact from lower cost of revenues associated with license fee revenues partially offset by unabsorbed manufacturing costs. Cost of revenues in 1999 also includes the amortization of purchased technologies related to the Autonomous acquisition. Including the inventory write-down, cost of revenues as a percentage of revenues was 57% in 1999. In 1999, the cost of contact lens and related products revenues as a percentage of its revenues decreased to 59% from 62% in 1998.

         Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 38% in 1999 and 33% in 1998. Selling, general and administrative expenses in 1999 were $41.7 million compared to $30.2 million in 1998, a 38% increase. These expenses in 1999 reflect the effects of the Autonomous acquisition, increased sales and marketing costs to grow laser vision correction procedure volume and to grow our contact lens business and increased legal costs. The effects of the Autonomous acquisition include eight months of Autonomous' operations and amortization of goodwill and the other intangible asset.

         Research, development and regulatory expenses in 1999 increased to $14.2 million from $7.2 million in the prior year, primarily due to research and development costs associated with our LADARVision(R) system. In 1999, we also incurred increased spending on our regulatory efforts to obtain additional Food and Drug Administration ("FDA") approvals for the use of the Apex Plus(TM) and LADARVision(R) system to treat a wider range of common refractive vision disorders. In July 1999, the FDA granted us an Investigational Device Exemption to initiate studies for customized ablations using our CustomCornea(TM) wavefront measurement device and our LADARVision(R) system. In October 1999, the FDA approved our Apex Plus(TM) for two new indications - treatment of farsightedness using PRK and treatment of nearsightedness and higher degrees of nearsightedness with or without astigmatism using LASIK. In November 1999, the FDA accepted the filing of the Pre-market Approval Application Supplement for the LADARVision(R) system to treat nearsightedness and farsightedness with or without astigmatism using LASIK.

         In connection with the Autonomous acquisition, we recorded a one-time charge of $19.8 million in 1999 for in-process research and development, which relates to Autonomous' CustomCornea(TM) research project. The valuation was performed by an independent third-party appraisal company and was determined using the income method. Revenue projections were completed through year 2012 and were separately identified as follows: (i) revenue derived from products relying on current technology, (ii) revenue derived from products relying on a new in-process research and development program -- CustomCornea(TM), and (iii) revenue from future technologies not yet developed. Revenue generated from the CustomCornea(TM) product has similar margin and expense levels as those generated from the LADARVision(R) product. The projected cash flows were discounted using a 27.5% rate. The fair value of in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio was calculated by dividing total expected expenditures on CustomCornea(TM) through the acquisition closing date by the total estimated expenditures to achieve technological feasibility. We are responsible for the estimate of the value of the in-process research and development.

         Other Income (Expense): Interest income decreased to $3.5 million in 1999 from $4.4 million in 1998, primarily due to lower average balances of cash and cash equivalent balances and interest-bearing investments. Interest expense decreased to $.3 million in 1999 from $.8 million in 1998 as a result of lower average balances of borrowings. Other income in 1999 included a $2.4 million gain on the sale of LCA Vision Inc. ("LCA") common stock and 1998 included a $2.0 million gain on the sale of assets. In 1998, we received a $35.0 million payment from VISX pursuant to a settlement agreement, under which we and VISX agreed to dissolve Pillar Point

Partners and settle all pending litigation between the two companies. The litigation settlement, net of related expenses, was $34.4 million.

         Net Income (Loss): The net loss for 1999 was $23.0 million, or $0.57 per basic and diluted share, compared to net income of $27.6 million, or $0.88 per basic and diluted share, for 1998. The 1999 results include one-time charges of $19.8 million for acquired in-process research and development and $2.8 million to write-down inventory related to the Autonomous acquisition. Excluding these one-time acquisition charges of $22.6 million, the net loss for 1999 was $0.4 million, or $0.01 per basic and diluted share.

         The results for 1998 include the receipt of a $29.9 million, or $.95 per basic and diluted share, litigation settlement, net of related expenses of $.6 million and related taxes of $4.5 million. In 1998, we reversed an accrual related to the sale of discontinued operations which resulted in an additional gain on the sale of discontinued operations of $.9 million, or $0.03 per basic and diluted share. The 1998 results also include a one-time non-cash charge of $10.1 million, or $0.32 per basic and diluted share, representing the cumulative effect of adopting a new accounting principle as of January 1, 1998. Under the new accounting method, we recognize Lens' membership fee revenues ratably over the term of the membership, which is one to five years. Customers of Lens pay membership fees, which entitle members to purchase contact lens and related products at member prices. We believe that this method is preferable because it spreads revenue over the period that benefits are provided to members.

         Income Taxes: The provision for income taxes in 1999 was $.4 million for state and foreign taxes. The effective tax rate for 1998 was 12%. We have continued to provide a 100% valuation allowance against our net deferred tax asset as of December 31, 1999.

1998 as compared with 1997

         Revenues: Revenues in 1998 increased 15% to $91.6 million from $79.7 million in 1997. Revenues from our laser vision correction business increased 36% to $44.9 million in 1998 compared to $33.1 million in 1997. Revenues from system sales, which include new placements, as well as upgrades of laser systems, increased by 86% in 1998 compared to 1997. System sales in 1998 also include revenues from our microkeratome product line, which was acquired in the fourth quarter of 1998. Procedure volume in the U.S. as measured by our sales of OmniCards increased 25% in 1998 compared to 1997. Revenues from our laser vision correction business during 1998 were also favorably impacted by the FDA approval in March 1998 of the Apex Plus(TM) to treat astigmatism utilizing the Company's emphasis(TM) disc. In 1998 and 1997, revenues from contact lens and related products were $46.8 million and $46.6 million, respectively. As discussed below in "Accounting Principle Change", we changed our method of accounting for Lens' membership fee revenues which resulted in a $2.6 million increase in 1998 contact lens and related products revenues.

         Cost of Revenues: Cost of revenues as a percentage of revenues decreased to 57% in 1998 from 63% in 1997. This decrease was primarily attributable to the favorable impact from increased manufacturing levels and lower cost of revenues associated with contact lens and related products and license fee revenues. Cost of system revenues as a percentage of its revenue decreased to 80% in 1998 compared to 112% in 1997. In 1997, cost of system revenues exceeded system revenues primarily due to unabsorbed manufacturing costs. In 1998, cost of contact lens and related products revenues as a percentage of its revenues was 62% compared to 68% in 1997. This cost of revenue percentage in 1997 would have been 66% assuming the newly-adopted accounting principle had been in effect in 1997.

         Operating Expenses: Selling, general and administrative expenses in 1998 were $30.2 million compared to $24.1 million in the prior year, a 25% increase. Selling, general and administrative expenses as a percentage of revenues were 33% and 30% in

1998 and 1997, respectively. We have incurred significant expenditures in sales and marketing in order to grow laser vision correction procedure volume, which have included hiring additional personnel, increased promotions and development of product marketing materials for users of our lasers. In 1998, increases in general and administrative expenses were primarily attributable to higher payroll and benefit costs associated with new management hires, which occurred in the latter part of 1997. In 1997, we received a net payment of $4.5 million from VISX resulting from the settlement of patent litigation. This settlement resulted in a reduction of legal costs of $.6 million in 1998 and $2.6 million in the second quarter of 1997. We also recorded a $1.4 million reduction in legal expenses in 1997 resulting from the settlement of a patent litigation.

         Research, development and regulatory expenses in 1998 increased to $7.2 million from $6.2 million a year ago, primarily as a result of increased spending on our research and development efforts in developing enhancements to the Apex Plus(TM) and increased regulatory efforts to obtain additional FDA approvals for the use of the Apex Plus(TM) to treat farsightedness as well as a wider range of nearsightedness.

         Other Income (Expense): In 1998, we received a $35.0 million payment from VISX pursuant to a settlement agreement, under which we and VISX agreed to dissolve Pillar Point Partners and settle all pending litigation between the two companies. The litigation settlement, net of related expenses was $34.4 million. Interest income in 1998 increased slightly to $4.4 million in 1998 from $4.0 million in 1997, primarily due to higher average balances of cash and cash equivalent balances and short and long-term investments. Interest expense decreased to $.8 million in 1998 from $1.2 million as a result of lower borrowings. In 1998, other income included a $2.0 million gain from the sale of assets and in 1997 other income included a $.7 million loss on investment in connection with the distribution of LCA common stock as discussed below.

         Discontinued Operations: In January 1997, we announced our plan to discontinue our Vision Center business owned and operated by RCII, a wholly-owned subsidiary. Accordingly, the results of operations for this business were classified as discontinued operations at December 31, 1996.

         On August 18, 1997, we sold RCII to LCA in exchange for 16,164,361 newly issued shares of LCA common stock. The sale of the discontinued operations resulted in a net gain of $23.9 million, which included a gain on the sale of net assets held for discontinued operations and accruals for other estimated costs. On December 29, 1997, we distributed 9,000,000 shares of LCA common stock to our shareholders in the form of a dividend. Due to the distribution, we recorded a loss on investment of $.7 million, representing the difference between the fair market value of LCA common stock on the dividend declaration date of $23.6 million and its cost basis of $24.3 million.

         In the fourth quarter of 1998, we reversed an accrual related to the sale of discontinued operations, which resulted in an additional gain on the sale of discontinued operations of $.9 million.

         Accounting Principle Change: Customers of Lens Express pay membership fees which entitle members to purchase contact lens and related products at member prices. During the fourth quarter of 1998, we changed our method of accounting for membership fee revenues, which were previously recognized when received. Under the new accounting method, we recognize membership fee revenues ratably over the term of the membership, which is one to five years. We believe that this method is preferable because it spreads revenue over the period that benefits are provided to members. In accordance with the provision of Accounting Principles Board Opinion No. 20 "Accounting Changes", we recorded a one-time non-cash charge of $10.1 million, or $.32 per basic and diluted share, representing the cumulative effect of adopting the new accounting principle as of January 1, 1998.

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

         Net income for 1998 was $27.6 million, or $.88 per basic and diluted share, compared to net income of $21.4 million for 1997, or $.68 per basic and diluted share. On a pro forma basis, assuming the accounting principle change had been in effect in 1997, net income for 1997 would have been $22.7 million, or $.72 per basic and diluted share.

         Income Taxes: The effective tax rate for 1998 was 12% compared to 14% for 1997. We have continued to provide a 100% valuation allowance against our net deferred tax asset of $11.3 million as of December 31, 1998. In 1998, the valuation allowance decreased $13.8 million primarily due to usage of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity requirements have been met through external debt and equity financing. As of December 31, 1999, our cash and cash equivalent balances and short and long-term investments increased to $106.5 million from $89.9 million as of December 31, 1998. Shares of LCA Vision Inc. common stock included in long-term investments as of December 31, 1999 and 1998 were valued at $30.9 million and $9.8 million, respectively. Working capital increased to $99.8 million as of December 31, 1999 from $79.0 million as of December 31, 1998. In 1999, net cash used by operating activities of $14.4 million was primarily attributable to changes in operating assets and liabilities of $21.0 million. In 1998, net cash provided by operating activities of $30.6 million resulted primarily from income from continuing operations of $36.7 million, which includes the receipt of a $35.0 million litigation settlement.

         In 1999, net cash used by investing activities of $6.5 million resulted primarily from the net cash cost of the Autonomous acquisition of $46.3 million, capital expenditures of $6.2 million offset by a net decrease in short and long-term investments of $46.8 million. In 1998, net cash used by investing activities of $26.1 million resulted primarily from a net decrease in short and long-term investments of $16.5 million, purchase of patents, intangibles and property and equipment of $7.0 million and a loan to Autonomous and deferred acquisition costs of $3.8 million.

         In 1999, net cash provided by financing activities of $59.4 million was primarily attributable to net proceeds of $60.4 million from the issuance of 4,025,000 shares of our common stock, proceeds of $3.0 million from the issuance of a secured promissory note and proceeds of $2.6 million from option and warrant exercises partially offset by repayments of long-term debt of $6.3 million. We intend to use the net proceeds from the common stock offering to fund the commercial introduction of the LADARVision(R) system in the U.S. market and for working capital and other general corporate purposes. In addition, we may use a portion of the net proceeds to acquire complementary businesses, products, services or technologies; however, we currently have no commitments to do so. In November 1999, we issued a $3.0 million secured promissory note. The note bears interest at 10% per annum and requires a fixed monthly payment of $97 thousand over three years. The note is collateralized by certain laser equipment leased to customers and payments due to us under these leases. We are currently discussing with our existing and other institutions a new line of credit of approximately $20 million to $25 million. Net cash used by financing activities of $7.0 million in 1998 included $5.0 million repayments of long-term debt and repurchases of 380,500 shares of our common stock for $1.9 million.

         We believe that our existing corporate resources are adequate for at least the next twelve months to meet working capital needs and to fund corporate requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We, in the normal course of doing business, are exposed to the risks associated with fluctuations in the market value of our available-for-sale investment securities, changes in foreign currency exchange rates and changes in interest rates. Our market risk sensitive instruments are entered into for other than trading purposes.

         Our available-for-sale investment securities consist of debt securities, primarily corporate bonds and mortgage-backed securities, and 6.6 million shares of LCA Vision Inc. common stock. The fair value of these investment securities at December 31, 1999 was $36.6 million, which included $5.7 million of debt securities and $30.9 million of LCA Vision Inc. common stock with a corresponding accumulated unrealized gain of $13.1 million. Substantially all of the unrealized gain relates to the LCA Vision Inc. common stock, which is subject to much more market risk than our debt securities and which has been more volatile than most market indices. A 10 percent change in the quoted market price of one share of LCA Vision Inc. common stock as of December 31, 1999 would have a pre-tax impact of approximately $3.1 million on the fair value of our investment in LCA Vision Inc. common stock. This impact would be recognized net of tax in our statement of comprehensive income. At December 31, 1999, our debt securities consist of highly rated debt instruments. Our investment goal surrounding debt securities is to meet liquidity needs and to preserve the principal.

         The functional currency of our foreign operations is the U.S. dollar. We enter into forward exchange contracts to reduce exposure to exchange rate risk associated with transactions in the ordinary course of business, primarily payments to vendors and employees in foreign currency. The forward exchange contracts establish a specific exchange rate at which we will sell U.S. dollars at a future date and have maturities not exceeding 12 months. Exchange gains or losses on forward exchange contracts are recognized in other income (expense) when the contracts are settled. There were no outstanding forward exchange contracts at December 31, 1999.

         In November 1999, we issued a $3.0 million secured promissory note. The note bears interest at 10% per annum and requires a fixed monthly payment of $97 thousand over three years. The note is collateralized by certain laser equipment leased to customers and payments due to us under these leases. Changes in interest rates may affect the fair market value of this fixed rate debt, however, they will not affect our cash flow or earnings.

NEW ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. We have not completed our assessment of the consolidated financial statement impact of this bulletin. This bulletin is effective beginning the second quarter of fiscal 2000.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. A company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is currently effective for fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in the first quarter of fiscal 2001. We are currently evaluating this statement, but do not expect the adoption of SFAS 133 to have a material effect on our consolidated financial position or results of operations.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs that are not able to differentiate between the year 1900 and the year 2000 because they were written using two digits instead of four digits to define the applicable year.

         Currently, we are not aware of any Year 2000 issues that have had a significant interruption in service or delays in business operations. A review of our internal computer systems and software packages was performed to identify the systems and software that could be affected by this issue. Installation of and testing of Year 2000 compliant hardware and software was completed. The costs related to these upgrades were not material and have been incurred in the normal course of operations. Our products, which were Year 2000 compliant, have not experienced any Year 2000 related problems. We are not aware of any of our supplier's inability to remediate their Year 2000 issues. However, not all vendors have been used at this date and future problems could develop.

         We will continue to monitor our internal and external sources for delayed complications or disruptions arising from the Year 2000 issue. In the event of unforeseen or unanticipated issues related to the Year 2000, these issues may have material adverse effect on our results of operations, financial position or cash flow.

EURO CONVERSION

         On January 1, 1999, eleven of fifteen member countries of the European Union adopted the conversion of their national currencies to the European Union's common currency ("Euro"). A permanent fixed conversion rate between the existing national currencies of these countries and the Euro was established on that date. The Euro may be used in business transactions; however, national currencies will still remain legal tender through June 30, 2002. We do not believe that adoption of the Euro will have a material adverse effect on our results of operations, financial position or cash flow.

RECENT DEVELOPMENTS

     On March 28, 2000, a restructuring plan was approved by the Company's Board of Directors that will result in the termination of approximately 20 employees. The Company will record a liability and related charge of approximately $3 million in the first quarter of 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to quantitative and qualitative disclosure about market risk is included in Item 7 of Part II of this Report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Reports .............................................................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 ..............................................    F-4

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997 ................    F-5

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1999, 1998 and 1997    F-7

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998
   and 1997 ...............................................................................................    F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 ................   F-10

Notes to Consolidated Financial Statements ................................................................   F-12

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Summit Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Summit Technology, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 1999 and 1998 listed in Item 14.2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 1999 and 1998 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for membership fee revenues in 1998.


/s/ Deloitte & Touche LLP


Boston, Massachusetts
January 31, 2000
(except for the second paragraph of Note 1, as to which the date is February 23,
2000)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Summit Technology, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Summit Technology, Inc. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Summit Technology, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/ KPMG LLP
                                                        KPMG LLP


Boston, Massachusetts
March 6, 1998

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,  DECEMBER 31,
                                                                                      1999         1998
------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                                    $  69,850    $  31,314
      Short-term investments                                                           5,730       33,295
      Receivables, net of allowances of $1,042 in 1999 and $1,399 in 1998             18,777       12,764
      Inventories                                                                     25,885       17,403
      Other current assets                                                             3,308        5,965
                                                                                   ----------------------
                Total current assets                                                 123,550      100,741

Long-term investments                                                                 30,948       25,253
Property and equipment, net                                                           20,951        8,802
Patents and other intangibles, net                                                     9,349        7,497
Purchased technologies, net                                                           26,851           --
Goodwill, net                                                                         53,859           --
Other assets                                                                           5,159        2,632
------------------------------------------------------------------------------------------------------------

                TOTAL ASSETS                                                       $ 270,667    $ 144,925
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $   7,203    $   4,132
      Accrued expenses                                                                 8,859        5,081
      Current maturities of long-term debt                                             1,203        6,431
      Deferred revenue                                                                 6,455        6,144
                                                                                   ----------------------
                Total current liabilities                                             23,720       21,788
Deferred revenue - noncurrent                                                          4,007        3,653
Deferred tax liabilities - noncurrent                                                  4,786           --
Long-term debt, less current maturities                                                1,986          150
------------------------------------------------------------------------------------------------------------
                Total liabilities                                                     34,499       25,591
------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 11 and 13)

Stockholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000,000 shares; none issued           -            -
      Common stock, $.01 par value.  Authorized 100,000,000 shares;
           issued 46,992,169 shares in 1999 and 31,322,880 shares in 1998;
           outstanding 46,827,454 shares in 1999 and 31,153,765 in 1998                  470          314
      Additional paid-in capital                                                     271,414      149,482
      Accumulated deficit                                                            (43,244)     (20,219)

      Accumulated other comprehensive income (loss)                                    8,336       (9,411)

      Treasury stock, at cost, 164,715 shares
           in 1999 and 169,115 shares in 1998                                           (808)        (832)
------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                           236,168      119,334
------------------------------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 270,667    $ 144,925
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   1999         1998        1997
                                                                                 ---------    --------    --------
Revenues:
       Systems                                                                   $  18,267    $ 14,105    $  7,589
       License fees, service and other                                              45,946      30,782      25,486
       Contact lens and related products                                            46,886      46,754      46,575
                                                                                 ---------    --------    --------

            Total revenues                                                         111,099      91,641      79,650
                                                                                 ---------    --------    --------

Cost of revenues:
       Systems                                                                      13,327      11,333       8,490
       License fees, service and other                                              19,377      12,187       9,788
       Contact lens and related products                                            27,758      28,800      31,721
       Inventory write-down related to systems
           and service                                                               2,800          --          --
                                                                                 ---------    --------    --------
            Total cost of revenues                                                  63,262      52,320      49,999
                                                                                 ---------    --------    --------

Gross profit                                                                        47,837      39,321      29,651
                                                                                 ---------    --------    --------

Operating expenses:
      Selling, general and administrative expenses                                  41,738      30,217      24,131
      Research, development and regulatory                                          14,201       7,223       6,213
      Acquired in-process research and development                                  19,800          --          --

                                                                                 ---------    --------    --------
           Total operating expenses                                                 75,739      37,440      30,344
                                                                                 ---------    --------    --------

Operating income (loss) from continuing operations                                 (27,902)      1,881        (693)
Litigation settlement, net of related expenses                                          --      34,386          --
Interest income                                                                      3,549       4,351       4,019
Interest expense                                                                      (315)       (780)     (1,195)
Other income (expense)                                                               2,018       1,913      (1,166)
                                                                                 ---------    --------    --------
Income (loss) from continuing operations
      before provision for income taxes                                            (22,650)     41,751         965
Provision for income taxes                                                             375       5,021         137
                                                                                 ---------    --------    --------
Income (loss) from continuing operations                                           (23,025)     36,730         828
Gain on sale of discontinued operations, net of tax                                     --         943      23,910
Loss from discontinued operations, net of tax                                           --          --      (3,340)
                                                                                 ---------    --------    --------
Income (loss) before cumulative
       effect of accounting principle change                                       (23,025)     37,673      21,398
Cumulative effect of accounting principle change, net of tax                            --     (10,103)         --
                                                                                 ---------    --------    --------

Net income (loss)                                                                $ (23,025)   $ 27,570    $ 21,398
                                                                                 =========    ========    ========

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(continued)

                                                           1999          1998          1997
                                                        ----------    ----------    ----------
Basic and diluted earnings (loss) per share:
-----------------------------------------------------
Income (loss) from continuing operations                $    (0.57)   $     1.17    $     0.03
Gain on sale of discontinued operations, net of tax             --           .03          0.76
Loss from discontinued operations, net of tax                   --            --         (0.11)
                                                        ----------    ----------    ----------
Income (loss) before cumulative
       effect of accounting principle change                 (0.57)         1.20          0.68
Cumulative effect of accounting principle change,
       net of tax                                               --         (0.32)           --
                                                        ----------    ----------    ----------

Net income (loss)                                       $    (0.57)   $     0.88    $     0.68
                                                        ==========    ==========    ==========



Weighted-average number of common shares outstanding:
-----------------------------------------------------

      Basic                                                 40,436        31,244        31,400
      Effect of dilutive securities outstanding                 --            48           191
                                                        ----------    ----------    ----------
      Diluted                                               40,436        31,292        31,591
                                                        ==========    ==========    ==========


Pro forma amounts assuming accounting principle
      change had been applied retroactively:
-----------------------------------------------------

Net income (loss)                                              N/A    $   37,673    $  22,682

Net income (loss) per share - basic                            N/A    $     1.20    $    0.72
Net income (loss) per share - diluted                          N/A    $     1.20    $    0.72

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                          1999       1998       1997
                                                        --------    -------   --------
Net income (loss)                                       $(23,025)   $27,570   $ 21,398

Net unrealized gain (loss) on investments, net of tax     17,747      1,873    (11,284)

Reclassification adjustment for realized
          gain in net loss, net of tax                    (2,346)        --         --
                                                        --------    -------   --------

Comprehensive income (loss)                             $ (7,624)   $29,443   $ 10,114
                                                        ========    =======   ========

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                Accumulated
                                  Common Stock       Additional                   Other            Treasury Stock          Total
                                -----------------     Paid-in     Accumulated  Comprehensive  -----------------------  Stockholders'
                                Shares  Par Value     Capital       Deficit    Income (Loss)     Shares      At Cost      Equity
                                ------  ---------    ----------   -----------  -------------  ------------  ---------  -------------
Balance at January 1, 1997      31,025    $311       $ 170,983     $(69,187)    $     --            (6)     $   (160)    $ 101,947

Exercise of stock options           40      --             214           --           --            --            --           214
Other shares issued                235       2             335           --           --            --            --           337
Dividend                            --      --         (23,625)          --           --            --            --       (23,625)
Net unrealized loss
     on investments                 --      --              --           --      (11,284)                                  (11,284)
Net income                          --      --              --       21,398           --            --            --        21,398
                                ------    ----       ---------     --------     --------       -------      --------     ---------
Balance at December 31, 1997    31,300     313         147,907      (47,789)     (11,284)           (6)         (160)       88,987

Exercise of stock options            7      --              37           --           --            --            --            37
Other shares issued                 16       1              72           --           --            --            --            73
Net unrealized gain
     on investments                 --      --              --           --        1,873            --            --         1,873
Purchases of treasury stock         --      --              --           --           --          (381)       (1,855)       (1,855)
Effect of adjustment to
 Lens acquisition
 exchange ratio                     --      --          (1,351)          --           --           218         1,183          (168)
Tax benefit related to
     stock options                  --      --           2,817           --           --            --            --         2,817
Net income                          --      --              --       27,570           --            --            --        27,570
                                ------    ----       ---------     --------     --------       -------      --------     ---------

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)
(continued)

                                                                             Accumulated
                                  Common Stock     Additional                  Other        Treasury  Stock        Total
                                -----------------   Paid-in    Accumulated  Comprehensive  -----------------   Stockholders'
                                Shares  Par Value   Capital      Deficit    Income (Loss)  Shares    At Cost      Equity
                                ------  ---------  ----------  ----------   -------------  ------    -------   -------------
Balance at December 31, 1998    31,323      314     149,482     (20,219)        (9,411)    (169)     (832)        119,334

Exercise of stock options
  and warrants                     454        4       2,571          --             --       --        --           2,575
Issuance of treasury stock          --       --          --          --             --        4        24              24
Net unrealized gain
  on investments                    --       --          --          --         17,747       --        --          17,747
Issuance of shares for
  acquisition                    11,190      112      47,914          --             --       --        --          48,026
Options and warrants
  granted for acquisition           --       --      11,037          --             --       --        --          11,037
Issuance of shares in
  public offering                4,025       40      60,358          --             --       --        --          60,398
Stock based compensation            --       --          52          --             --       --        --              52
Net loss                            --       --          --     (23,025)            --       --        --         (23,025)
                                ------     ----    --------    --------       --------      ---     -----       ---------
Balance at December 31, 1999    46,992     $470    $271,414    $(43,244)      $  8,336     (165)    $(808)      $ 236,168
                                ======     ====    ========    ========       ========     ====     =====       =========

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                    1999         1998         1997
                                                                  --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                          $(23,025)    $ 27,570     $ 21,398
        Adjustments to reconcile net income (loss) to
            net cash provided (used) by operating activities:
            Acquired in-process research and development            19,800           --           --
            Inventory write-down                                     2,800           --           --
            Other non-cash items                                        76           --           --
            Cumulative effect of accounting principle change            --       10,103           --
            Gain on sale of discontinued operations                     --         (943)     (23,910)
            (Gain) loss on investment                               (2,430)          --          675
            Gain on sale of assets                                      --       (1,981)          --

            Depreciation and amortization                            9,417        3,743        3,863
            Provision for losses on accounts receivables                13          838          245
            Changes in operating assets and liabilities:
              Receivables                                           (5,950)      (4,706)        (588)
              Inventories                                          (13,979)      (2,267)        (245)
              Prepaid and other assets                              (2,266)         221          282
              Accounts payable                                       2,882         (350)         711
              Accrued expenses                                      (2,026)       1,644        1,083
              Deferred revenue                                         323       (3,243)        (697)
       Operating activities of discontinued operations                  --           --      (14,653)
                                                                  --------     --------     --------

Net cash provided (used) by operating activities                   (14,365)      30,629      (11,836)
                                                                  --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash consideration for acquisition                      (46,344)          --           --
       Purchases of short-term investments                          (3,485)     (53,063)     (46,196)
       Purchases of long-term investments                           (1,797)     (24,670)      (9,686)
       Maturities of short-term investments                          7,802       39,630       26,557
       Maturities of long-term investments                           5,669        6,590        7,715
       Sales of short-term investments                              23,248        6,908       12,262
       Sales of long-term investments                               15,396        8,115        5,166
       Additions to property and equipment                          (6,152)      (3,664)        (797)
       Proceeds from sale of assets                                     --        1,990           --
       Purchase of patents and other intangibles                      (375)      (3,346)          --
       Decrease in restricted cash                                      --        1,264          238
       Loan to acquiree and deferred acquisition costs                  --       (3,832)          --
       Note receivable and other                                      (449)      (2,000)         892
       Investing activities of discontinued operations                  --           --        9,948
                                                                  --------     --------     --------

Net cash provided (used) by investing activities                    (6,487)     (26,078)       6,099
                                                                  --------     --------     --------

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)
(continued)

                                                                 1999         1998         1997
                                                               --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of shares in public offering                     60,398           --           --
       Proceeds from issuance of long-term debt, net              2,990           --           --
       Repayments of long-term debt                              (6,347)      (5,000)      (5,000)
       Payments of capital lease obligations                       (228)        (212)        (246)
       Proceeds from exercise of stock options and warrants       2,575           37          214
       Proceeds from other shares issued                             --           73          337
       Purchases of treasury stock                                   --       (1,855)          --
       Financing activities of discontinued operations               --           --          139
                                                               --------     --------     --------

Net cash provided (used) by financing activities                 59,388       (6,957)      (4,556)
                                                               ========     ========     ========


Increase (decrease) in cash and cash equivalents                 38,536       (2,406)     (10,293)

Cash and cash equivalents, beginning of year                     31,314       33,720       44,013
                                                               --------     --------     --------

Cash and cash equivalents, end of year                         $ 69,850     $ 31,314     $ 33,720
                                                               ========     ========     ========

Supplemental cash flow information:
-----------------------------------
Interest paid                                                  $    284     $    820     $  1,108
Income taxes paid                                              $    179     $  2,186     $    106

See accompanying notes to consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)
                 Years ended December 31, 1999, 1998, and 1997


1. Nature of Business

         The operations of Summit Technology, Inc. and subsidiaries (the "Company" or "Summit") presently consist of two operating segments: (i) laser vision correction which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems and (ii) contact lenses and related products which are sold via mail order through its wholly-owned subsidiary, Lens Express, Inc. ("Lens"). In 1999, the Company completed its acquisition of Autonomous Technologies Corporation ("Autonomous") (see Note 3).

          On February 22, 2000, VISX, Inc. ("VISX"), a competitor, announced that it was lowering its U.S. per procedure licensing fee to one hundred dollars. For obvious competitive reasons, the Company responded by lowering its own U.S. per procedure licensing fee. Effective February 23, 2000, the Company instituted a tiered pricing program for its customers. The Company's Apex Plus(TM)/Infinity(TM) excimer laser system will be value priced and will carry a per procedure licensing fee of one hundred dollars. Prior to February 23, 2000, the list price of the licensing fee for the Apex Plus(TM)/Infinity(TM) System was two hundred and fifty dollars per procedure, with actual pricing variable based on factors including volume discounts and promotions, participation in one of our innovative bundled pricing programs which combine license fees with other products and services, and whether the customer is or was one of our clinical investigators. The emphasis(R) disc used in conjunction with the Apex Plus(TM)/Infinity(TM) System for astigmatism and hyperopia corrections will be priced at twenty-five dollars. Ladarvision(R) system procedures will be premium priced at one hundred and fifty dollars per procedure for purchased units. Customers who have acquired Apex Plus(TM)/Infinity(TM) and/or LadarVision(R) Systems utilizing a program which bundles the licensing fee with other products and services will receive adjustments to their programs to reflect the reduced pricing. The Company expects that these reductions in per procedure pricing will materially reduce its revenues and revenue growth in 2000, but will not materially affect estimates and assumptions made with respect to the 1999 consolidated financial statements.

         The Company is continuing to evaluate its operations and strategies, which may result in the acquisition by the Company of one or more additional businesses, or dispositions of all or part of one or more of the Company's businesses.

2. Summary of Significant Accounting Policies

Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Revenue Recognition

         The Company recognizes revenue on product sales when the products are shipped and the customer takes ownership and assumes risk of loss. The cost of any product upgrade obligations are accrued when the product is shipped. Additionally, the Company provides installation, training and a one-year warranty on its laser system. The costs to provide these services are incidental to the sale and are accrued when the sale is recognized. Advance payments received by the Company for products or services are recorded as deferred revenue. Service contract revenue is recognized ratably over the term of the contract. The Company recognizes revenue under laser equipment operating leases based upon the terms of the contract. Non-refundable per procedure license fees are recognized upon shipment of OmniCards which are required to perform laser vision correction procedures with the Company's equipment in the U.S. The Company accounted for its interest in Pillar Point Partners ("PPP") using the equity method of accounting and recorded its equity in the net income of PPP as "license fees, service and other revenues" (see Note 4).

         Customers of Lens pay membership fees which entitle members to purchase contact lens and related products at member prices. During the fourth quarter of 1998, the Company changed its method of accounting for membership fee revenues which were previously recognized when received. Under the new accounting method, the Company recognizes membership fee revenues ratably over the term of the membership, which is one to five years. The Company believes that this method is preferable because it spreads revenue over the period that benefits are provided to members. In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 20 "Accounting Changes," the Company recorded a one-time charge of $10,103, or $.32 per basic and diluted share, representing the cumulative effect of adopting the new accounting principle as of January 1, 1998. Adoption of the new standard resulted in a $2,583 increase in 1998 contact lens and related products revenues.

Cash Equivalents

         Cash equivalents consist of certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Short and Long-term Investments

         Short and long-term investments consist of marketable debt and equity securities. The Company considers its investments as available-for-sale and carries the investments at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. These investments primarily consist of U.S. government securities, mortgage-backed securities, equity securities and investment grade corporate bonds.

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

Useful lives for property and equipment are as follows:
                  Leasehold improvements                      5-10 years
                  Manufacturing and test equipment            3-10 years
                  Computer, furniture and office equipment    3-10 years
                  Leased laser equipment                         3 years

Intangible Assets

         Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is being amortized using the straight-line method over 25 years. Purchased technologies which primarily consist of Autonomous' LADARVision(R) technology have been assigned a value of $28,100. The amortization of purchased technologies is included in cost of revenues and is being recognized on a straight line basis over 15 years. Patents consist of purchased patents and patent application costs. Patents are being amortized using the straight-line method over the patent's economic life ranging from nine to 20 years. Other intangibles include purchased licenses, customer databases and other. Purchased licenses and other intangible assets are being amortized over five years using the straight line method and customer databases are being amortized on an accelerated method over six years based upon expected customer turnover. The carrying values of these intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Deferred Income Taxes

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

Advertising Expense

         The Company expenses advertising costs when the advertising takes place. For the years ended December 31, 1999, 1998 and 1997 the Company's advertising expense was $3,731, $2,741 and $3,683, respectively.

Foreign Currency Translation

         The functional currency of the Company's foreign operations is the U.S. dollar. Assets, liabilities and expenses related to foreign operations are remeasured in U.S. dollars at the appropriate exchange rates. Gains and losses resulting from remeasurement are included in other income (expense).

Foreign Currency Management

         The Company enters into forward exchange contracts to reduce exposure to exchange rate risk associated with transactions in the ordinary course of business, primarily payments to vendors and employees in foreign currency. The forward exchange contracts establish a specific exchange rate at which the Company will sell U.S. dollars at a future date and have maturities not exceeding 12 months. Exchange gains or losses on forward exchange contracts are recognized in other income (expense) when the contracts are settled. There were no forward exchange contracts outstanding at December 31, 1999. In 1998, the Company recorded a loss of $32, representing the estimated fair value, for outstanding forward exchange contracts at December 31, 1998 which had a notional value of $3,000.

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term maturity of these items. The fair market value of long-term debt approximates the carrying value of long-term debt.

Concentration of Credit Risk

         The Company's financial instruments subject to credit risk are primarily cash and cash equivalents, short and long-term investments, trade receivables and forward contracts. The Company places its investments and enters into forward exchange contracts with major financial institutions. Investments primarily consist of highly rated debt instruments to meet liquidity needs and to preserve the principal. The Company limits its credit risk of U.S. receivables by obtaining commitments from a third-party leasing company. The Company limits its credit risk of international receivables by using distributors with proven credit history or by requiring irrevocable letters of credit.

Stock Based Compensation

     The Company accounts for stock based compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Earnings Per Share

     Basic earnings per share amounts are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts include the effect of all potential common shares, if dilutive, that were outstanding during the year. The calculation of the diluted loss per share for the year ended December 31, 1999 excludes 1,459,299 potential common shares because their effect would be antidilutive.

Reclassifications

     Certain prior year information has been reclassified to conform with the 1999 presentation.

New Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. We have not completed our assessment of the consolidated financial statement impact of this bulletin. This bulletin is effective beginning the second quarter of fiscal 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. A company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is currently effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

3.   Acquisition

     On April 29, 1999, the Company completed its acquisition of Orlando, FL-based Autonomous for 11,190,306 shares of the Company's common stock and $46,826 in cash. Autonomous is engaged in the design and development of next-generation excimer laser instruments for laser refractive surgery. Autonomous' LADARVision(R) System combines laser radar eye tracking with narrow beam shaping technology.

     The acquisition of Autonomous has been accounted for under the purchase method of accounting. The issuance of 11,190,306 shares of Summit common stock was valued at $4.2917 per share, which represents the price at which the total share and cash consideration paid by the Company became substantially fixed. The purchase price has been allocated to the assets acquired and to the liabilities assumed based on their estimated fair values.

     An independent third-party appraisal company has conducted a valuation of the intangible assets that the Company acquired. These intangibles include purchased technologies, in-process research and development and other intangible assets. Purchased technologies primarily consist of Autonomous' LADARVision(R) technology. The fair value of the in-process research and development of $19,800, which relates to Autonomous' CustomCornea(TM) research project, was recorded as an expense in the second quarter of 1999.

     The valuation of these intangibles was determined using the income method. Revenue projections were completed through year 2012 and were separately identified as follows: (i) revenue derived from products relying on current technology, (ii) revenue derived from products relying on a new in-process research and development program --CustomCornea(TM), and (iii) revenue from future technologies not yet developed. Revenue generated from the CustomCornea(TM) product has similar margin and expense levels as those generated from the LADARVision(R) product. The projected cash flows were discounted using a

27.5% rate. The fair value of in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio was calculated by dividing total expected expenditures on CustomCornea(TM) through the acquisition closing date by the total estimated expenditures to achieve technological feasibility. Management is responsible for the estimate of the value of the in-process research and development.

         At the closing of the merger, the Company exchanged Autonomous options and warrants for equivalent Summit stock options and warrants. This exchange resulted in options to purchase 868,689 shares of common stock with a weighted-average exercise price of $5.93 per share and warrants to purchase 56,713 shares of common stock with a weighted-average exercise price of $3.02 per share. The fair value of these options and warrants of $11,037 was calculated using the Black-Scholes option pricing model with the following assumptions for the options and warrants, respectively: expected life of 4.5 years and 2.3 years, volatility of 81.3% and 89.3%, interest rate of 5.33% and 5.1% and dividend yields of zero.

The total purchase price and allocation of the purchase price is as follows:

Total Purchase Price
--------------------
 Summit common stock (11,190,306 shares @ $4.2917 per share)                         $  48,026
 Cash paid to Autonomous equity holders                                                 46,826
 Acquisition-related fees and expenses                                                   3,536
 Fair value of Autonomous options and warrants exchanged for
      equivalent Summit stock options and warrants at the closing of the merger         11,037
----------------------------------------------------------------------------------------------
 Total purchase price                                                                $ 109,425
==============================================================================================

Allocation of Purchase Price
----------------------------
 Net worth of Autonomous                                                             $   2,991
 Deferred tax assets, net of valuation allowance                                        12,520
 Deferred tax liabilities                                                              (12,520)
 In-process research and development                                                    19,800
 Purchased technologies                                                                 28,100
 Other intangible asset                                                                  3,200
 Goodwill                                                                               55,334
----------------------------------------------------------------------------------------------

Total                                                                                $ 109,425
==============================================================================================

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


                                                 Year Ended December 31,
                                                -------------------------
                                                  1999             1998
                                                ---------       ---------
Total revenues                                  $ 111,265       $  91,863
Net income (loss)                               $ (33,324)      $   5,835
Basic and diluted earning (loss) per share      $   (0.76)      $    0.14

4. Pillar Point Partners

         Prior to June 1998, the Company participated in per procedure license fees from its ownership interest in PPP, a partnership formed by the Company and VISX to hold certain U.S. patents covering excimer laser systems and procedures. On June 4, 1998, the Company and VISX entered into a settlement agreement that dissolved PPP and granted to each other worldwide, royalty-free cross-licenses to all of their respective U.S. and foreign patents in the field of laser ablation of corneal tissue, including all patents that were included or includable in PPP. Under the terms of the settlement, the Company received a payment from VISX of $35,000 and recorded a gain of $34,386, net of expenses associated with the settlement. Subsequent to the dissolution of PPP, the Company retains 100% of all per procedures fees performed on its systems.

         The Company recorded as license fees, service and other revenues its equity (approximately 44%) in the net income of PPP, which was $922 and $10,682 for the years ended December 31, 1998 and 1997, respectively.

5. Discontinued Operations

         On August 18, 1997, the Company sold its Vision Center business owned and operated by Refractive Centers International ("RCII"), a wholly-owned subsidiary of the Company, to LCA-Vision Inc. ("LCA") in exchange for 16,164,361 newly issued shares of LCA common stock. The sale of the discontinued operations resulted in a net gain of $23,910, which included a gain on the sale of net assets held for discontinued operations and accruals for other estimated costs. On December 29, 1997, the Company distributed 9,000,000 shares of LCA common stock to its shareholders in the form of a dividend. In connection with the distribution, the Company recorded a loss on investment of $675, representing the difference between the fair market value of LCA common stock on the dividend declaration date of $23,625 and its cost basis of $24,300. As of December 31, 1999 and 1998, the Company owned 12.8% and 17.3%, respectively, of LCA's outstanding common stock, which have been classified as a long-term available-for-sale investment.

         In 1998, the Company reversed an accrual related to the sale of discontinued operations which resulted in an additional gain on the sale of discontinued operations of $943.

6. Inventories

         Inventories consist of the following:

                                         December 31,
                                     --------------------
                                      1999         1998
                                     -------      -------
Raw materials and subassemblies      $11,444      $ 5,599
Work in process                        5,666        1,244
Finished goods                         8,775       10,560
                                     -------      -------
     Total                           $25,885      $17,403
                                     =======      =======


7. Property and Equipment

         Property and equipment consist of the following:

                                                    December 31,
                                              -----------------------
                                                1999           1998
                                              --------       --------
Leasehold improvements                        $  2,200       $  1,828
Manufacturing and test equipment                12,733          8,771
Computer, furniture and office equipment        12,674          8,585
Leased laser equipment                          12,394          4,450
                                              --------       --------
                                                40,001         23,634
Less accumulated depreciation                  (19,050)       (14,832)
                                              --------       --------
         Net property and equipment           $ 20,951       $  8,802
                                              ========       ========

         Leased laser equipment to customers under operating leases generated revenues of $4,027, $2,649 and $2,319 in 1999, 1998 and 1997, respectively.
Accumulated depreciation on leased laser equipment as of December 31, 1999 and 1998 was $1,895 and $1,827, respectively. Future minimum lease payments due to the Company from operating lease agreements at December 31, 1999 were $9,078 in 2000, $9,163 in 2001 and $6,456 in 2002.

8. Intangible Assets

         Patents and other intangibles consist of the following:

                                       December 31,
                                   ---------------------
                                    1999          1998
                                   -------       -------
Patents                            $ 6,610       $ 6,610
Licenses, customer databases
       and other                     6,920         3,346
Less accumulated amortization       (4,181)       (2,459)
                                   -------       -------
                                   $ 9,349       $ 7,497
                                   =======       =======


         Purchased technologies consist of the following:

                                        December 31,
                                   -----------------------
                                     1999           1998
                                   --------       --------
Purchased technologies             $ 28,100       $     --
Less accumulated amortization        (1,249)            --
                                   --------       --------
                                   $ 26,851       $     --
                                   ========       ========

         Goodwill consists of the following:

                                         December 31,
                                   -------------------------
                                     1999           1998
                                   --------       ----------
Goodwill                           $ 55,334       $       --
Less accumulated amortization        (1,475)              --
                                   --------       ----------
                                   $ 53,859       $       --
                                   ========       ==========

9. Net Investment in Sales-Type Leases

         The Company leases laser equipment to certain customers under sales-type leases as defined by SFAS No. 13, "Accounting for Leases". The Company's sales-type leases generally require monthly payments over 3 years and the leased laser equipment is estimated to have no residual value at the end of the lease term. The net investment in sales-type leases is classified as "other assets". Future minimum lease payments receivable under noncancellable leasing arrangement as of December 31, 1999 were as follows:


   Year ending December 31:

  2000                                   $  916
  2001                                      829
  2002                                      577
  2003                                       92
                                         ------
Minimum future lease receipts             2,414
Less unearned interest income               311
                                         ------
Net investment in sales-type leases      $2,103
                                         ======


10. Accrued Expenses

         Accrued expenses consist of the following:

                                          December 31,
                                       ------      ------
                                        1999        1998
                                       ------      ------
Accrued compensation and benefits      $2,955      $1,322
Accrued warranty costs                    663         646
Other accrued expenses                  5,241       2,997
Accrued costs related to sale
      of  discontinued operations          --         116
                                       ------      ------
   Total                               $8,859      $5,081
                                       ======      ======

11. Lease Obligations and Financing Arrangements

Lease Obligations

         Capital lease obligations consist of amounts due under equipment lease agreements. At December 31, 1999, the cost and accumulated depreciation of the related equipment was $857 and $602, respectively. The Company leases three main facilities in the U.S. under operating leases expiring in 2002, 2005, and 2007. The Company leases an office and manufacturing facility in Ireland under an operating lease expiring in 2026. Rent expense was approximately $1,226, $732 and $751 for the years ended December 31, 1999, 1998, and 1997, respectively.

Financing Arrangements

         In November 1999, the Company issued a $3,000 secured promissory note. The note bears interest at 10% per annum and requires a fixed monthly payment of $97 over three years. The note is collateralized by certain laser equipment leased to customers and payments due to the Company under these leases.

         At December 31, 1999, future payments of the promissory note, capital leases and minimum rental payments under noncancellable operating leases were as follows:

                                                                      Capital            Total
                                                   Promissory          Lease           Long-term           Operating
                                                     Note            Obligations          Debt               Leases
                                                 --------------    ---------------    -------------      --------------
Year ending December 31:
2000                                                    $1,258     $          207          $ 1,465              $  904
2001                                                     1,162                104            1,266               1,006
2002                                                       968                 21              989                 914
2003                                                         -                  -                -                 720
2004                                                         -                  -                -                 720
Thereafter                                                   -                  -                -               1,883
                                                 --------------    ---------------    -------------      --------------
Minimum future payments                                  3,388                332            3,720             $ 6,147
                                                                                                         ==============
Less amounts representing  interest                        495                 36              531
                                                 --------------    ---------------    -------------
Long-term debt                                           2,893                296            3,189
Less current maturities of long-term debt                1,020                183            1,203
                                                 ==============    ===============    =============
Long-term debt, less current maturities                 $1,873               $113           $1,986
                                                 ==============    ===============    =============

12. Stockholders' Equity

Common and Preferred Stock

         The Company has authorized 5,000,000 shares of preferred stock at $.01 par value and 100,000,000 shares of common stock at $.01 par value. The terms and conditions of the preferred stock, including any preferences and dividends, will not be established until such time, if ever, as such shares are issued by the Company.

Stock Option Plans

         In March 1987, the Company adopted a Stock Option Plan (the "1987 Plan") which permitted the Company to grant both incentive and non-incentive stock options to employees. The 1987 Plan expired by its terms in March 1997 and the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). A total of 3,107,415 shares of common stock were authorized by the Board of Directors (the "Board") for issuance under the 1987 Plan. In 1999, the 1997 Plan was amended to increase the number of shares of common stock available to be issued under the Plan from 1,500,000 shares to 3,000,000 shares. The 1997 Plan permits the Company to grant stock options (incentive and non-incentive) and stock appreciation rights to employees, members of the Board, consultants and advisors. Options generally vest within 3 years of grant date and must be exercised not later than 10 years from the date of grant.

         The Company also has a Stock Option Plan for Outside Directors (the "Directors' Plan") under which a total of 75,000 shares of common stock have been authorized for issuance. Options granted under the Directors' Plan vest one year from grant date and must be exercised not later than 10 years from the date of grant.

         The following table summarizes activity under the 1987 Plan, 1997 Plan, the Directors' Plan and options exchanged in connection with the acquisition of Autonomous (see Note 3) (collectively, the "Plans") for each of the three years in the period ended December 31, 1999:

                                                                 Number           Weighted-average
                                                              of Shares            Price per share
                                                     -------------------      ---------------------
Options outstanding, January 1, 1997                          1,021,916                      $7.72
------------------------------------
     Options granted                                            697,684                       6.81
     Options lapsed or canceled                               (195,355)                       9.25
     Options exercised                                         (39,822)                       5.39
                                                     -------------------

Options outstanding, December 31, 1997                        1,484,423                       7.16
--------------------------------------
     Options granted                                           627,918                        3.95
     Options lapsed or canceled                               (296,700)                       8.88
     Options exercised                                          (6,850)                       5.38
                                                     -------------------

Options outstanding, December 31, 1998                        1,808,791                       5.77
--------------------------------------
     Options granted                                          1,231,412                      13.71
     Options exchanged in connection
             with acquisition                                   868,689                       5.93
     Options lapsed or canceled                                (87,588)                       6.61
     Options exercised                                        (440,057)                       5.77
                                                     -------------------
Options outstanding, December 31, 1999                        3,381,247                      $8.68
                                                     -------------------

         Options to purchase 1,396,796 shares, 780,524 shares and 622,879 shares were exercisable under the Plans at December 31, 1999, 1998 and 1997, with a weighted-average exercise price per share of $6.64, $6.88 and $7.92, respectively. In 1997, options to purchase 225,000 shares, which were granted in 1989 under a separate executive stock option agreement, were exercised. In 1998, options to purchase 100,000 shares were repriced through cancellation and reissuance. The number of shares of common stock reserved for granting of future options under the Plans was 873,283 shares, 321,225 shares and 829,635 shares at December 31, 1999, 1998 and 1997, respectively. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $10.99, $2.66 and $3.94 per option, respectively.

         At December 31, 1999, warrants (see Note 3) to purchase 42,471 shares of common stock with a weighted-average exercise price of $3.07 were outstanding. In 1999, warrants to purchase 14,242 shares of common stock were exercised.

         The following table summarizes certain information relating to outstanding and exercisable options under the Plans at December 31, 1999:

                     Options Outstanding                                                Options Exercisable
  -----------------------------------------------------------------                 -----------------------------
                                         Weighted-        Weighted-                                     Weighted-
                                          Average          Average                                       Average
     Ranges of           Number          Remaining        Exercise                   Number             Exercise
  Exercise Prices       of shares    Contractual Life       Price                   of shares             Price
  ---------------       ---------    ----------------     ---------                 ---------           ---------
  $3.50 to $5.44       1,125,522              7.7         $   4.51                   639,226           $   4.85
    5.50 to 8.71       1,138,081              7.8             6.04                   602,953               6.01
  10.50 to 15.75         896,370              9.1            14.85                    91,343              14.16
  16.19 to 25.31         221,274              8.7            18.49                    63,274              19.96

         The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                          1999              1998              1997
                                          ----              ----              ----
         Expected life                   4  years          4 years           4 years
         Interest rate                    5.91%             5.02%             6.19%
         Volatility                       91.3%             77.6%             70.5%
         Dividend yield                    0%                0%                0%

         If the Company had recorded compensation expense for the 1987 Plan, 1997 Plan, the Directors' Plan and the Employee Stock Purchase Plan under the provisions of SFAS No. 123, net income (loss) would have decreased (increased) by ($4.9) million, $1.4 million and $1.2 million in 1999, 1998 and 1997, respectively, or ($.12), $.05 and $.04 per basic and diluted share, respectively. The fair values of the options granted are assumed to have been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

Employee Stock Purchase Plan

         In May 1991, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is available to all eligible full-time employees, excluding those owning 5% or more of the Company's common stock. Pursuant to the Purchase Plan, employees can purchase the Company's common stock, at 85% of fair market value, in an amount up to 5% of the employee's wages during the semi-annual plan purchase period. Under the Purchase Plan, the Company sold 2,291 shares and 907 shares in 1998 and 1997, respectively. There were no purchases under the Purchase Plan in 1999.

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

13. Commitments and Contingencies

Commitments

         During 1991, the Irish Development Authority ("IDA") agreed to reimburse the Company up to approximately $740 for rent, training and fixed asset acquisition costs incurred in conjunction with the opening of its manufacturing facility in Cork, Ireland. The Company may be required to repay the grants if the facility is closed within eight years of the final grant drawdown. As of December 31, 1999, the Company has received approximately $662 from the IDA under these agreements.

         In February 1992, the Company entered into a licensing agreement which granted the Company use of a patent covering excimer laser ablation of tissue under which the Company pays a royalty of 2% of the net selling price of its Excimer Systems sold or leased in the U.S. and certain other countries. The Company also licenses certain laser patents under which it pays royalties of up to 6% of the net selling price. The Company also pays royalties based upon the net selling price of its microkeratomes. Royalty expense related to laser system and microkeratome sales were $927, $153 and $37 in 1999, 1998 and 1997, respectively.

Contingencies

         The Company is a party to various litigation matters as described below. The Company has denied, or will deny, the substantive allegations in each of these actions, and intends to defend them vigorously. The Company may be served with additional complaints of a similar nature in the future. The Company may not prevail in the pending or any possible additional actions, and the resolutions of the actions, individually or in the aggregate, may have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company has not made any provision for any loss that may result upon resolution of these matters in the accompanying consolidated financial statements. Dollar amounts below are in thousands.

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

Federal Antitrust Litigation

Cases Consolidated for Pre-Trial Proceedings
---------------------------------------------

         In April 1998, The Eye Professionals, P.A. commenced an action in the U.S. District Court for the District of New Jersey against the Company and VISX. The case purported to be a class action on behalf of all individuals or entities that have paid a per-procedure fee directly to either defendant for use of a Summit or VISX laser to perform laser vision correction surgery at any time after November 1, 1995. The complaint alleged, inter alia, price-fixing in violation of Section 1 of the Sherman Act. The action sought treble damages, costs of suit, attorneys' fees, and various forms of declaratory and injunctive relief. Similar actions were also filed in May 1998 by Metropolitan Eye Center and Outpatient Surgical Facility, Inc. in the U.S. District Court for the Northern District of California against the Company, VISX, Summit Partner and VISX Partner and by New England Laser Vision, Inc. in the U.S. District Court for the District of New Jersey against the Company and VISX. In August 1998, David R. Shapiro, M.D., filed another similar purported class action against the Company and VISX in the U.S. District Court for the District of Arizona. Plaintiffs in these cases have agreed to consolidation of the four purported class actions and filed a single consolidated amended complaint in the U.S. District Court for the District of Arizona. It purports to be a class action on behalf of all persons and entities (excluding governmental entities, defendants subsidiaries and affiliates of defendants) in the United States who paid a per-procedure royalty to any defendant or any alleged co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995. The Consolidated Amended Class Action Complaint seeks, among other things, unspecified treble damages on behalf of plaintiffs and the alleged class, along with attorneys' fees, costs, and injunctive and declaratory relief.

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

         Plaintiffs in the various class actions described above have now moved for certification of a class including all persons in the United States who paid a per-use royalty to any defendant or any co-conspirator or any subsidiary or affiliate thereof, at any time after September 1995.

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

Cases Not Consolidated for Pre-Trial Proceedings
-------------------------------------------------

         In April 1999, Antoine L. Garabet, M.D., Inc. and Abraham V. Shammas, M.D., Inc., d/b/a The Laser Eye Center, filed suit in the U.S. District Court for the Central District of California against the Company and Autonomous. The suit alleges, among other things, that the Company's acquisition of Autonomous may substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Act, Section 1 of the Sherman Act, and the California Business and Professions Code. The complaint seeks, among other things, unspecified compensatory damages, trebling of those damages, declaratory and injunctive relief, divestiture in the event that the acquisition of Autonomous is consummated, restitutionary relief, including disgorgement of alleged unlawful profits and the imposition of a constructive trust over alleged ill-gotten gains, and attorneys' fees and costs. Plaintiffs also threatened to seek a temporary restraining order, preliminary injunction, and other unspecified preliminary injunctive relief directed at the acquisition. The Company filed a counterclaim for copyright infringement and unfair competition against the plaintiffs and Antoine L. Garabet, M.D. and Abraham V. Shammas, M.D., individually. The parties have agreed to a dismissal of this counterclaim, without prejudice.

Counterclaims

         The Company is the subject of additional Federal antitrust litigation as a result of counterclaims to patent litigation initiated by Pillar Point Partners and the Company. A discussion of those counterclaims is presented below under "Patent Litigation."

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

         In April 1998, Penny S. Marks, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Florida state court against the Company and VISX. The case purports to be a class action on behalf of all persons who have had a PRK procedure in the State of Florida from October 20, 1995 up to and including the date the class certification hearing begins. The complaint alleges various violations of the Florida Deceptive and Unfair Trade Practices Act, the Florida Antitrust Act and Section 5 of the Federal Trade Commission Act. The complaint seeks unspecified compensatory damages, costs and attorneys' fees, as well as declaratory and injunctive relief. Plaintiff filed a motion seeking class certification. Thereafter, the parties filed a joint motion to stay this action pending resolution of In re PRK/LASIK Consumer Litigation, the consolidated class action litigation described immediately above. The court has granted this motion to stay.

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

         In January 1999, Karen Frankson, Virginia Harmes, and Beth Luetschwager, three individuals who allegedly have had laser vision correction surgery performed, filed a similar purported class action in Wisconsin state court. Defendants removed this action to federal district court in Wisconsin, and it was transferred to the District of Arizona. The parties recently agreed to a dismissal of this action, without prejudice.

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

         In January 2000, Antoine L. Garabet, M.D. and Abraham V. Shammas, M.D. filed an action individually and on behalf of the general public against the Company and VISX in Superior Court of the State of California, Santa Clara County. The suit alleges violations of the California Unfair Business Practices Act in connection with, among other things, per procedure fees charged by the Company and VISX. The action seeks, among other things, disgorgement of alleged ill-gotten gains and monies that defendants have earned by means of alleged unlawful, unfair, and fraudulent business practices (with defendants' per procedure revenues elsewhere alleged to be in the millions of dollars annually), a constructive trust over such gains and monies, declaratory and injunctive relief, and attorneys' fees and costs.

Shareholder Litigation

         Between August 1996 and February 1997 various shareholder actions were commenced against the Company and certain of its present or former officers in the U.S. District Court for the District of Massachusetts claiming, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by defendants and violations of
Section 20A of the Securities Exchange Act of 1934 arising out of alleged insider trading by certain defendants. The actions were consolidated, by order of the Court entered December 2, 1996, as In re Summit Technology Securities Litigation. By order dated August 11, 1998, the Court certified the action as a class action on behalf of all purchasers of Summit common stock, other than defendants and certain affiliated persons and entities, between March 31, 1995 and July 3, 1996. Plaintiffs seek unspecified damages, interest, costs and expenses, attorneys' fees and extraordinary and/or injunctive relief. Discovery was completed in February 2000. On March 14, 2000 defendants filed a motion for summary judgment on certain claims. Additional motions for summary judgment may be filed as well.

         In October 1996, an additional class action was commenced in the U.S. District Court for the District of Massachusetts against the Company, its directors, certain of the Company's present or former officers and the four underwriters of the Company's October 1995 common stock offering claiming violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 arising out of alleged material misstatements of fact in the Registration Statement issued in connection with the offering. By order dated August 11, 1998, the Court certified the action as a class action on behalf of all purchasers of Summit stock in the offering other than defendants and certain affiliates. The action was coordinated with the securities litigation by order of the court dated December 2, 1996. The action seeks unspecified compensatory damages, interest, costs and expenses, attorneys' fees and extraordinary and/or injunctive relief. Cross motions for summary judgment were filed in November 1999 and February 2000 with respect to certain claims. Additional motions for summary judgment may be filed as well.

         In December 1996, one of the Company's shareholders filed in the U.S. District Court for the District of Massachusetts a derivative action, purportedly on behalf of the Company, against the Company as nominal defendant, directors of the Company and certain present or former officers of the Company. This action was consolidated with the securities litigation by order of the Court entered July 22, 1997. The complaint alleges that the conduct of the individual defendants has exposed the Company to the liability, expense and inconvenience of the securities litigation and has harmed the Company's reputation, thereby limiting its access to capital markets. It also alleges breach of fiduciary duty, gross negligence and insider trading against individual defendants. It seeks damages, interest, costs and expenses and attorneys' fees.

Patent Litigation

         Pillar Point Partners, Summit Partner and VISX Partner commenced patent infringement litigation against an ophthalmologist believed to have used or be using homemade laser systems not licensed under patents held by Pillar Point Partners and one alleged manufacturer of such laser systems. These actions were originally pending as Pillar Point Partners, et al. v. Jon G. Dishler, et al. (U.S. District Court, District of Colorado) and Pillar Point Partners, et al. v. Jui-Teng Lin, et al. (U.S. District Court, Middle District of Florida). Each action was transferred to the District of Arizona. The defendants in the Dishler action have asserted counterclaims against Summit Partner, VISX Partner, and Pillar Point Partners seeking declarations that the patents in suit are invalid and unenforceable. They have also raised antitrust counterclaims alleging price-fixing, tying, monopolization, concerted refusal to deal, conspiracy to monopolize, and attempted monopolization. Defendants seek unspecified actual damages, trebling of those damages, attorneys' fees, costs and injunctive relief. The parties have agreed to a resolution of the Jui-Teng Lin litigation.

         In December 1998, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Nidek, whose laser system received FDA approval in December, 1998. The suit alleges that Nidek's excimer laser system infringes certain of the Company's U.S. patents and seeks damages and injunctive relief. On January 29, 1999, a district court in Tokyo, Japan ruled against the Company in a patent infringement lawsuit which the Company initiated against Nidek in 1996. The Japanese lawsuit involved the Japanese counterpart of one of the two U.S. patents which the Company has alleged Nidek infringes in the U.S. lawsuit. The Tokyo district court's decision was upheld on appeal.

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

         In February 1999, the Company asserted patent infringement claims against Antoine L. Garabet, M.D., Antoine L. Garabet, M.D., Inc., Abraham V. Shammas, M.D., Abraham V. Shammas, M.D., Inc., and the Laser Eye Center in a case then pending in the District of Arizona. The suit alleges that these parties have infringed certain of the Company's patents by using excimer laser systems manufactured by the Company without having a license to do so, and seeks damages and injunctive relief. In June 1999, the Company commenced a similar patent infringement lawsuit against Robert T. Lin, Ferzaad Moosa, and Randa M.R. Garrana in the U.S. District Court for the Central District of California. This case has been transferred to the District of Arizona, and the parties have stipulated to consolidation of these two cases. In November 1999, the parties opposing the Company in these two actions filed a counterclaim against the Company for declaratory relief and for fraud and deceit. The counterclaim seeks, among other things, judgment that the patents in suit are not infringed and, in any event, not enforceable as a result of the Company's alleged inequitable conduct, unclean hands, and patent misuse; judgment enjoining the Company from attempting to enforce the Pillar Point patents, including the patents in suit; attorneys' fees and costs; judgment that the Company has committed fraud and deceit in connection with the sale of a Summit laser system; compensatory damages on the fraud claim of at least $49, plus prejudgment interest; and punitive damages.

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

Other Litigation

         In October 1992, Joseph Seriani brought suit against Lens Express and certain of its former shareholders in the Florida Circuit Court. The suit alleged violations of the Florida Civil Remedies for Criminal Practices Act -- the Florida civil RICO statute -- based on events which allegedly occurred in the mid-1980s. Seriani's claims against Lens Express were dismissed several times for failure to state a viable claim, but in each instance with leave to amend and refile. On May 15, 1996, the date of the Company's acquisition of Lens Express, Seriani and his wife Rhonda Seriani filed an amended complaint which included the Company as an additional defendant. On November 25, 1996, the Serianis voluntarily dismissed their action against the Company and on March 7, 1997 voluntarily dismissed their action against the remaining defendants, in each case without prejudice. On March 24, 1997, the Serianis commenced a new lawsuit against Lens Express and others in the U.S. District Court for the Southern District of Illinois, alleging substantially similar claims. On October 7, 1999, the Court issued an Order to Show Cause why the case should not be dismissed for lack of prosecution and, on November 23, 1999 the Court issued an order dismissing the case with prejudice. By order dated January 7, 2000, the Court denied the Serianis' motion to vacate its order of dismissal.

14. Income Taxes

         The domestic and foreign components of income (loss) from continuing operations before provision for income taxes are as follows:

                                   December 31,
                            ---------------------------
                             1999      1998      1997
                            -------   -------   -------
     Domestic              $(23,979)  $39,245   $ 1,475
     Foreign                  1,329     2,506      (510)
                            -------   ------    -------

                           $(22,650)  $41,751   $   965
                            =======   =======   =======

The provision for income taxes is summarized as follows:

                                         December 31,
                                 -----------------------------
                                   1999       1998      1997
                                 ---------  --------  --------
Current:
  Federal                        $      -   $   789   $    (60)
  State                               300     1,314        195
  Foreign                              75       105          2
                                 --------   -------    -------
                                      375     2,208        137
                                 --------   -------    -------
Deferred:
  Federal                          (4,849)   14,293     (4,873)
  State                              (693)     (470)      (510)
  Tax benefit of stock
   options                              -     2,817          -
                                 --------   -------    -------
                                   (5,542)   16,640     (5,383)
                                 --------   -------    -------
Change in valuation allowance       5,542   (13,827)     5,383
                                 --------   -------    -------
         Total                   $    375   $ 5,021    $   137
                                 ========   =======    =======


         The appropriate tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities are as follows:

                                                 December 31,
                                              -------------------
                                                1999       1998
                                              --------   --------
Deferred tax asset:
 Net operating loss                          $ 19,586   $  1,552
 Deferred revenue                               3,169      3,155
 Unrealized loss on marketable securities           -      3,764
 Research and development credit                  684        684
 Alternative minimum tax credit                   789        789
 Inventory reserves                             4,031      1,205
 Other temporary differences                    2,030      1,023
                                             --------   --------
 Subtotal                                      30,289     12,172
 Less valuation allowance                     (16,793)   (11,251)
                                             --------   --------
                                               13,496        921
Deferred tax liability:
 Patent costs                                     427        427
 Depreciation                                   1,219        494
 Unrealized gain on marketable securities       4,786          -
 Purchased intangible assets                   11,850          -
                                             --------   --------
                                               18,282        921
                                             --------   --------
Net deferred tax liability                   $  4,786   $      -
                                             ========   ========

        Due to the uncertainty of the Company generating future taxable income, the Company has recorded a valuation allowance against its deferred tax assets. The increase in the valuation allowance in 1999 of $5,542 was primarily due to deferred taxes established in connection with the Autonomous acquisition, offset by the tax effect of the unrealized gain on marketable securities. At December 31, 1999, the valuation allowance included $5,746 of tax benefits which will result in a reduction of goodwill when they are realized. The decrease in the valuation allowance in 1998 of $13,827 was primarily due to utilization of net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal income tax rate of 35% as a result of the following:

                                                                 December 31,
                                                     --------------------------------------
                                                        1999          1998           1997
                                                     --------------------------------------
Expected expense (benefit)
     at federal income tax rate                        (7,928)      $ 14,613       $    338
Non-deductible expenses                                 7,528             --             --
Foreign, state, and other taxes, net of
     federal benefit                                      109            920             53
Change in valuation allowance for deferred
     tax assets allocated to income tax expense           691        (11,010)          (490)

Other                                                     (25)           498            236
                                                     --------       --------       --------
Provision for income tax                             $    375       $  5,021       $    137
                                                     ========       ========       ========

         At December 31, 1999, the Company had an operating loss carryforward of $55,960, of which $50,230 was acquired from Autonomous, and tax credit carryforwards of $1,473 available to offset future federal taxable income. Use of the net operating loss acquired from Autonomous is limited to approximately $11,000 per year. The tax benefit of the net operating loss and tax credit carryforwards related to stock options of $4,441 will be credited to additional paid-in capital when realized. The operating loss carryforward will expire in varying amounts principally between 2011 and 2019. Research and experimentation credit carryforwards of approximately $684 expire in the years 2001 through 2008 and the alternative minimum tax credit of $789 does not expire.

         There are no unremitted earnings in the Company's foreign subsidiaries.

         The Massachusetts Department of Revenue is currently in the process of an income tax examination of the members of the combined group that file in Massachusetts for the years 1995 and 1996. The Company has no other income tax examinations pending.

15. Retirement Plans

         The Company sponsors defined contribution retirement plans (the "retirement plans"). Employees may contribute various percentages of their salary subject to contribution limits defined by the Internal Revenue Code. The Company may, at its discretion, match in cash or common stock the employee's contributions. For the years ended December 31, 1999, 1998 and 1997, the Company contributed cash and/or common stock valued at $227, $172 and $63, respectively, representing its matching contribution to the retirement plans.

16. Supplemental Cash Flow Information

         For the year ended December 31, 1999, non-cash transactions included items related to the acquisition of Autonomous (see Note 3), $7,288 of net transfers from inventory to property, plant and equipment related to laser equipment leased to customers under operating leases, $52 for stock based compensation and $24 for the issuance of treasury stock. For the year ended December 31, 1998, non-cash transactions included $321 for capital lease obligations incurred, $642 of net transfers from property, plant and equipment to inventory related to laser equipment leased to customers under operating leases, $1,183 for treasury stock distributed to former Lens owners as an adjustment of the exchange ratio in the Lens acquisition and related distribution of LCA common stock for $168 to former Lens owners. For the year ended December 31, 1997, other non-cash transactions include $1,599 of net transfers from inventory to property, plant and equipment related to laser equipment leased to customers under operating leases , proceeds of 16.2 million shares of LCA common stock valued at $43,644 from the sale of discontinued operations and dividend distribution of 9.0 million shares of LCA common stock valued at $23,625 on declaration date.

17. Investment Securities

   The fair value of short and long-term investment securities at December 31, 1999 and 1998 were as follows:

                                                       1999                         1998
                                                 -------------------       --------------------
                  Corporate bonds                $            2,476        $            42,528
                  Mortgage-backed securities                    502                      3,954
                  Other debt securities                       2,752                      1,412
                  U.S. Government securities                      -                        889
                                                 -------------------       --------------------
                  Total debt  securities                      5,730                     48,783
                  LCA common stock                           30,948                      9,765
                                                 -------------------       --------------------
                                                 $            36,678        $            58,548
                                                 ===================       ====================


     At December 31, 1999 and 1998, the cost of LCA common stock was $17,826 and $19,176, respectively, and the related unrealized gain (loss), net of tax, of $8,336 and ($9,411), respectively, was included in accumulated other comprehensive income (loss). The cost of debt securities approximates fair value at December 31, 1999 and 1998. The fair value of debt securities and LCA common stock are estimated based on quoted market prices.

     Gross realized gains included in other income in 1999, 1998 and 1997 were $2,330, $22 and $185, respectively, and gross realized losses included in other income in 1999, 1998 and 1997 were $124, $1 and $721, respectively.

Contractual maturities of debt securities at fair value at December 31, 1999 and 1998 were as follows:

                                            1999         1998
                                          -------      -------
Due within one year                       $ 2,928      $33,295
Due after one year within five years        2,802       14,838
Due after ten years                            --          650
                                          -------      -------
Total debt  securities                    $ 5,730      $48,783
                                          =======      =======

18. Business Segments

         The Company is internally organized and operates in two operating segments: laser vision correction and contact lens and related products. The Company's laser vision correction business consists of manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems. The Company's mail order contact lens business operates under its wholly-owned subsidiary, Lens, which is primarily a retailer and wholesaler of contact lens and related products.

The category "Other" includes the Company's investments, deferred taxes, interest income, interest expense and other non-operating income (expense).

                                                             Contact lens
                                              Laser vision    and related
                                              Correction       products         Other          Total
                                              ------------    -------------   ---------      ---------
1999
Revenues                                      $  64,213       $  46,886      $      --      $ 111,099

Income (loss) from continuing operations
    before provision for income taxes           (33,664)          5,762          5,252        (22,650)
Total assets                                    161,194           8,748        100,725        270,667

1998
Revenues                                         44,887          46,754             --         91,641

Income from continuing operations
    before provision for income taxes            29,950           6,317          5,484         41,751
Total assets                                     47,744          10,048         87,133        144,925


1997
Revenues                                         33,075          46,575             --         79,650

Income (loss) from continuing operations
    before provision for income taxes            (2,708)          2,015          1,658            965
Total assets                                     37,024           8,975         69,104        115,103


         For the following geographic area data, revenues are attributed to geographic regions based on the location of the customer and property and equipment (net) are attributed to its physical location.

                                          Year Ended December 31,
                                  ------------------------------------
                                    1999          1998          1997
                                  --------      --------      --------
Revenues
     United States                $101,295      $ 81,909      $ 70,931
     Other foreign countries         9,804         9,732         8,719
                                  --------      --------      --------
Total revenues                    $111,099      $ 91,641      $ 79,650
                                  ========      ========      ========

                                            December 31,
                                        --------------------
                                         1999         1998
                                        -------      -------
Property and equipment (net)
     United States                      $19,109      $ 7,768
     Ireland                              1,286        1,034
     Other                                  556           --
                                        -------      -------
Total property and equipment (net)      $20,951      $ 8,802
                                        =======      =======

19. Selected Quarterly Financial Data (Unaudited)

                                                                Quarter
                                           ----------------------------------------------------
                                             First        Second         Third          Fourth
                                           ----------------------------------------------------
1999
Revenues                                   $ 25,684      $ 27,401       $ 28,110       $ 29,904
Gross profit                                 12,306         9,885         12,043         13,603
Net income (loss)                             2,386       (23,935)          (605)          (871)

Basic and diluted earnings per share:
Net income (loss)                          $   0.08      $  (0.61)      $  (0.01)      $  (0.02)


                                                                  Quarter
                                           ----------------------------------------------------
                                              First          Second        Third         Fourth
                                           ----------------------------------------------------
1998
Revenues                                     $ 22,040       $ 24,100      $ 23,141      $ 22,360
Gross profit                                    8,732          9,945        10,147        10,497
Income from continuing operations                 377         31,208         1,555         3,590
Gain on sale of discontinued operations            --             --            --           943
Income before cumulative effect of
       accounting principle change                377         31,208         1,555         4,533
Cumulative effect of accounting
         principle change                     (10,103)            --            --            --
Net income (loss)                              (9,726)        31,208         1,555         4,533

Basic and diluted earnings per share:
Income from continuing operations            $   0.01       $   1.00      $   0.05      $   0.12
Gain on sale of discontinued operations            --             --            --          0.03
Income before cumulative effect of
       accounting principle change               0.01           1.00          0.05          0.15
Cumulative effect of accounting
         principle change                       (0.32)            --            --            --
Net income (loss)                               (0.31)          1.00          0.05          0.15

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Summit Technology, Inc.:


Under date of March 6, 1998, we reported on the consolidated statements of operations, stockholders' equity, and cash flows of Summit Technology, Inc. and subsidiaries for the year ended December 31, 1997, as contained in the 1997 annual report to stockholders. In connection with our audit of the aforementioned consolidated financial statements, we also audited financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ KPMG LLP

                                           KPMG LLP

Boston, Massachusetts
March 6, 1998

                                   Schedule II
                                   -----------

                   SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                 December 31, 1997, 1998 and 1999 (unaudited)
                                (in thousands)

December 31, 1997                       Balance at Beginning   Additions/     Amounts    Balance at End
                                             of Period        (Deductions)  Written Off    of Period
                                        --------------------  -----------   -----------  --------------
Allowance for Doubtful Accounts                $897              $245          $384          $  758

December 31, 1998                       Balance at Beginning   Additions/     Amounts    Balance at End
                                             of Period        (Deductions)  Written Off    of Period
                                        --------------------  -----------   -----------  --------------
Allowance for Doubtful Accounts                $758              $838          $197          $1,399

December 31, 1999                       Balance at Beginning   Additions/     Amounts    Balance at End
                                             of Period        (Deductions)  Written Off    of Period
                                        --------------------  -----------   -----------  --------------
Allowance for Doubtful Accounts                $1,399            $13          $370           $1,042


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

Independent Auditors' Reports

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

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

3.       EXHIBITS

     The following Exhibits are either filed herewith or were filed as exhibits to such other document filed with the Commission as is indicated:

EXHIBIT NO.             DESCRIPTION
-------------            -----------
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

3.4            Amendment to the Articles of Organization of Summit Technology,
               Inc. dated April 29, 1999, filed with the Commission as
               Exhibit 3.1 to the Report on Form 8-K filed with the Commission on July 20, 1999

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

 10.6 Patlex License, incorporated by reference to Exhibit 10.9 to the 1993 S-1

 10.7 1992 Stock Option Plan For Outside Directors, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995*

 10.8 Settlement Agreement with Visx, Inc. dated June 4, 1998 filed with the Commission as Exhibit 2.1 to the Report on Form 8-KA filed with the Commission on January 14, 1999 (as to which confidential treatment has been allowed by the Commission for certain portions)

 10.9          1999 Outside Directors' Compensation Plan, filed with the
               Commission as Exhibit A to the Company's 1999 Proxy Statement on Schedule 14A

 10.10         1991 Employee Stock Purchase Plan, as amended through July 28,
               1999

 10.11         Letter from Summit to Mr. Robert J. Palmisano dated April 15,
               1997 regarding terms of employment, filed with the Commission as
               Exhibit 10.2 to the Report on Form 8-K filed with the Commission on July 20, 1999

 10.12 Letter from Summit to Mr. Randy Frey dated October 1, 1998 regarding terms of employment, filed with the Commission as
               Exhibit 10.2 to the Report on Form 8-K filed with the Commission on July 20, 1999

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

                                             SUMMIT TECHNOLOGY, INC.


Date: March 30, 2000                         By: /s/ Robert J. Palmisano
      --------------                             -------------------------------
                                                 Robert J. Palmisano
                                                 Chief Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                    Title                                     Date
---------                    -----                                     ----
/s/ Robert J. Palmisano      Director and
--------------------------   Chief Executive Officer            March 30, 2000
Robert J. Palmisano


/s/ Robert J. Kelly          Executive Vice President,
--------------------------   Chief Financial Officer and        March 30, 2000
Robert J. Kelly              Treasurer


/s/ Randy W. Frey
--------------------------   Director and Executive             March 30, 2000
Randy W. Frey                Vice President


/s/ Jeffrey A. Bernfeld
--------------------------   Director                           March 30, 2000
Jeffrey A. Bernfeld


/s/ C. Glen Bradley
--------------------------   Director                           March 30, 2000
C. Glen Bradley


/s/ Richard F. Miller
--------------------------   Director                           March 30, 2000
Richard F. Miller


/s/ John A. Norris
--------------------------   Director                           March 30, 2000
John A. Norris


/s/ Richard M. Traskos       Director and
--------------------------   Chairman of the Board             March 30, 2000
Richard M. Traskos