Form 10-Q
period 2000-03-31
SUMMIT TECHNOLOGY INC
filed 2000-05-12
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: MARCH 31, 2000

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

On March 31, 2000, 47,032,406 shares of common stock, par value $0.01 per share were outstanding.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      MARCH 31,         DECEMBER 31,
                                                                                          2000                 1999
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                                        $ 58,104             $ 69,303
      Short-term investments                                                              4,401                5,730
      Receivables, net of allowances                                                     25,335               18,391
      Inventories                                                                        28,303               20,869
      Other current assets                                                                2,997                3,204
                                                                              ---------------------------------------
                Total current assets                                                    119,140              117,497

Long-term investments                                                                    33,630               30,948
Property and equipment, net                                                              21,102               19,122
Patents and other intangibles, net                                                        8,181                8,502
Purchased technologies, net                                                              26,383               26,851
Goodwill, net                                                                            53,305               53,859
Other assets                                                                              3,716                5,139
Net assets of discontinued operations (Note 4)                                            1,803                  470
---------------------------------------------------------------------------------------------------------------------

                TOTAL ASSETS                                                           $267,260             $262,388
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                 $  6,588             $  6,353
      Accrued expenses                                                                   21,313                8,062
      Current maturities of long-term debt                                                1,113                1,093
      Deferred revenue                                                                    3,619                3,291
                                                                              ---------------------------------------
                Total current liabilities                                                32,633               18,799
Deferred revenue - noncurrent                                                               772                  677
Deferred tax liabilities - noncurrent                                                     5,805                4,786
Long-term debt, less current maturities                                                   2,346                1,958
---------------------------------------------------------------------------------------------------------------------
                Total liabilities                                                      $ 41,556             $ 26,220
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000,000 shares; none
           issued                                                                             -                    -
      Common stock, $.01 par value.  Authorized 100,000,000 shares;
           issued 47,032,406 shares in 2000 and 46,992,169 shares in 1999;
           outstanding 46,867,691 shares in 2000 and 46,827,454 shares in 1999              470                  470
      Additional paid-in capital                                                        271,633              271,414
      Accumulated deficit                                                               (55,590)             (43,244)
      Accumulated other comprehensive income                                              9,999                8,336
      Treasury stock, at cost, 164,715 shares
           in 2000 and 1999                                                                (808)                (808)
---------------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                              225,704              236,168
---------------------------------------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $267,260             $262,388
=====================================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                              2000              1999
       -----------------------------------------------------------------------------------------------------

       Revenues:
            Systems                                                       $  9,040          $  3,335
            License fees, service and other                                 11,678            10,185
                                                                    ----------------------------------------
                      Total  revenues                                       20,718            13,520
                                                                    ----------------------------------------
       Cost of revenues:
            Systems                                                          5,498             3,300
            License fees, service and other                                  5,180             2,717
                                                                    ----------------------------------------
                      Total  cost of revenues                               10,678             6,017
                                                                    ----------------------------------------

       Gross profit                                                         10,040             7,503
                                                                    ----------------------------------------
       Operating expenses:
            Selling, general and administrative                              9,338             4,738
            Research, development and regulatory                             4,171             2,086
            Restructuring costs                                              2,992                --
            Termination of strategic alliance                                8,103                --
                                                                    ----------------------------------------
                      Total operating expenses                              24,604             6,824
                                                                    ----------------------------------------

       Operating income (loss) from continuing operations                  (14,564)              679

       Interest income                                                       1,018             1,038
       Interest expense                                                        (84)             (106)
       Other income (expense)                                                   21               (98)
                                                                    ----------------------------------------
       Income (loss) from continuing operations
             before provision (benefit) for income taxes                   (13,609)            1,513
       Provision (benefit) for income taxes
                                                                              (437)             (291)
                                                                    ----------------------------------------
       Income (loss) from continuing operations                            (13,172)            1,804
       Income from discontinued operations, net of taxes
             of $507 in 2000 and $356 in 1999.                                 826               582
       -----------------------------------------------------------------------------------------------------
       Net income (loss)                                                  $(12,346)         $  2,386
       =====================================================================================================


       Basic and diluted earnings (loss) per share:

       Income (loss) per share from continuing operations                 $  (0.28)         $   0.06
       Income per share from discontinued operations                          0.02              0.02
       -----------------------------------------------------------------------------------------------------
       Net income (loss) per share                                        $  (0.26)         $   0.08
       =====================================================================================================

       Weighted average number of common shares:
             Basic                                                          46,849            31,165
             Effect of dilutive securities outstanding                          --               293
                                                                    ----------------------------------------
             Diluted                                                        46,849            31,458

       =====================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                         2000               1999
       ----------------------------------------------------------------------------------------------------


       Net income (loss)                                            $  (12,346)            $ 2,386

       Net unrealized gain on investment, net of tax                     1,663              18,644
       ----------------------------------------------------------------------------------------------------

       Comprehensive income (loss)                                  $  (10,683)           $ 21,030
       ====================================================================================================



See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                             2000              1999
                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                     $(12,346)           $ 2,386
       Income from discontinued operations                                       (826)              (582)
                                                                        --------------     --------------
       Income from continuing operations                                      (13,172)             1,804
       Adjustments to reconcile net income (loss) to
          net cash provided (used) by operating activities:
           Depreciation and amortization                                        3,220                939
           Provision for losses on accounts receivables                            88                 13
           Other non-cash items                                                    --                 24
           Changes in operating assets and liabilities:
                Receivables                                                    (7,032)              (272)
                Inventories                                                    (9,809)             1,019
                Prepaid and other assets                                        1,631               (291)
                Accounts payable                                                  235               (963)
                Accrued expenses                                               13,251              1,048
                Deferred revenue                                                  422               (321)
       Change in net assets of discontinued operations                           (507)              (356)

                                                                        --------------     --------------
Net cash provided (used) by operating activities                              (11,673)             2,644
                                                                        --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments                                         --               (754)
       Purchases of long-term investments                                          --             (1,797)
       Maturities of short-term investments                                        --              3,575
       Maturities of long-term investments                                         --              5,669
       Sales of short-term investments                                          1,329                 --
       Additions to property and equipment                                       (763)              (956)
       Loan to Autonomous and deferred acquisition costs                           --               (352)
       Notes receivable and other                                                  --               (149)

                                                                        --------------     --------------
Net cash provided by investing activities                                         566              5,236
                                                                        --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt                                              (268)            (1,250)
       Payments of capital lease obligations                                      (43)               (16)
       Proceeds from exercise of stock options                                    219                 52
                                                                        --------------     --------------
Net cash used by financing activities                                             (92)            (1,214)
                                                                        --------------     --------------

Increase (decrease) in cash and cash equivalents                              (11,199)             6,666
Cash and cash equivalents, beginning of year                                   69,303             28,876
                                                                        --------------     --------------
Cash and cash equivalents, end of period                                     $ 58,104            $35,542
                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                $     84            $    88
Income taxes paid                                                                  21                 35



See accompanying notes to unaudited condensed consolidated financial statements.

                    SUMMIT TECHNOLOGY, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   NATURE OF BUSINESS

         The operations of Summit Technology, Inc. and subsidiaries (the "Company" or "Summit") presently consist of one operating segment: laser vision correction which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems. As discussed in Note 4, the Company has committed to a formal plan to sell its mail order contact lens business operated by its wholly-owned subsidiary, Lens Express, Inc. ("Lens").

         On April 29, 1999, the Company completed its acquisition of Autonomous Technologies Corporation ("Autonomous"). Results of operations include the effects of operations of Autonomous from the date of the acquisition.



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

     The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.   INVENTORIES

         Inventories consist of the following:

                                                 March 31,       December 31,
                                                     2000               1999
          -------------------------------------------------------------------
          Raw materials and subassemblies         $ 14,690          $ 11,444
          Work in process                            4,965             5,666
          Finished goods                             8,648             3,759
          -------------------------------------------------------------------
                     Total                        $ 28,303          $ 20,869
          ===================================================================


4.   DISCONTINUED OPERATIONS

     On May 4, 2000, the Company announced that it entered into a definitive agreement to sell Lens for $31 million cash, plus an interest in the acquiror of approximately 10%. Accordingly, the results of Lens' operations have been classified as discontinued operations. Lens sells contact lenses and related products by mail order. This transaction, which is subject to customary closing conditions, is expected to close on or before July 31, 2000.


5.   RESTRUCTURING AND TERMINATION OF STRATEGIC ALLIANCE

     On March 28, 2000, the Company's Board of Directors voted to approve a restructuring of the Company to fully integrate its laser vision correction businesses. In the first quarter of 2000, the Company recorded a pretax restructuring charge of $2,992 for involuntary employee severance payments for approximately 20 personnel. In a separate matter, the Company also recorded a one-time charge of $8,103 to terminate a strategic alliance agreement with Ciba Vision Group Management, Inc. which was assumed as part of the acquisition of Autonomous.



6.   CONTINGENCIES

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

7. Supplemental Cash Flow Information

     For the first quarter ended March 31, 2000, non-cash transactions included $2,375 of net transfers from inventory to property, plant and equipment related to laser equipment leased to customers under operating leases and $719 for capital lease obligations incurred. For the first quarter ended March 31, 1999, non-cash transactions included $456 of net transfers from property, plant and equipment to inventory related to laser equipment leased to customers under operating leases.


                    PART I: FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     We currently operate in one principal segment: laser vision correction which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of our systems.

     On May 4, 2000, we entered into a definitive agreement to sell our wholly-owned subsidiary, Lens Express, Inc. ("Lens") for $31 million cash, plus a 10% interest in the acquiror. Accordingly, the results of Lens' operations have been classified as discontinued operations. Lens sells contact lenses and related products by mail order. This transaction is subject to customary closing conditions.

     On April 29, 1999, we completed our acquisition of Autonomous Technologies Corporation ("Autonomous"). Results of operations discussed in this section include the effects of operations of Autonomous from the date of the acquisition.

     On February 22, 2000, our competitor, VISX, Inc. ("VISX") announced that it was lowering its U.S. per procedure licensing fee to $100. For obvious competitive reasons, we responded by lowering our own U.S. per procedure licensing fee. Effective February 23, 2000, we instituted a tiered pricing program for our customers. Our Apex Plus(TM)/Infinity(TM) excimer laser system will be value priced and will carry a per procedure licensing fee of $100. Prior to February 23, 2000, the list price of the licensing fee for the Apex Plus(TM)/Infinity(TM) System was $250 per procedure, with actual pricing variable based on factors including volume discounts and promotions, participation in one of our innovative bundled pricing programs which combine license fees with other products and services, and whether the customer is or was one of our clinical investigators. The emphasis(R) disc used in conjunction with the Apex Plus(TM)/Infinity(TM) System for astigmatism and farsightedness corrections will be priced at $25 in the U.S. and $75 in international markets. LADARVision(R) system procedures will be premium priced at $150 per procedure for purchased units. Customers who have acquired Apex Plus(TM)/Infinity(TM) and/or LADARVision(R) Systems utilizing a program which bundles the licensing fee with other products and services will receive adjustments to their programs to reflect the reduced pricing. As part of the new pricing structure, the Company also adopted a new retreatment policy. Prior to February 23, 2000, the Company did not charge for bona fide retreatments. Under the new program, there will be no charge for retreatments related to procedures originally performed before February 23, 2000. Retreatments related to procedures performed after that date will be charged at the same rate as other procedures. Actual pricing for procedures and retreatments may continue to vary based on factors such as volume discounts and promotions, and participation in one of our bundled pricing programs which combine license fees with other products and services. We expect that these reductions in per procedure pricing will materially reduce our revenues and revenue growth in 2000.

     Information about U.S. procedure volume is based on our sale of OmniCards to U.S. customers and procedures performed on the LADARVision(R) excimer laser system and includes retreatments under our new retreatment program described above. OmniCards are credit card-sized, data encrypted plastic cards that must be inserted into the Apex Plus(TM)/Infinity(TM) excimer laser system to enable customers to perform a procedure. OmniCards may be encoded with a single procedure or with several procedures, and they are priced based on the number of procedures they permit. We may bundle the OmniCard price with other products and services, and/or offer volume discounts to our customers that cause them to purchase an inventory of procedures in advance. As a result, our per procedure pricing can vary and procedure volume data do not necessarily reflect the actual number of procedures performed during a particular period. Procedures are tracked on the LADARVision(R) system by internal software that enables billing information to be processed via modem, and are thus likely to offer a more direct correlation to actual procedure volume in any given period.



FIRST QUARTER RESULTS OF OPERATIONS

     Revenues: Revenues for the three months ended March 31, 2000 increased 53% to $20.7 million from $ 13.5 million for the three months ended March 31, 1999. Revenues from system sales increased 171% in the first quarter of 2000 compared to the same period a year ago. We placed 41 laser systems in the first quarter of 2000 compared to 12 laser systems in the first quarter of 1999 and 36 laser systems in the fourth quarter of 1999. Revenues from license fees, service and other increased 15% in the first quarter of 2000 compared to the first quarter of 1999.

     Aggregate first quarter 2000 procedure volume in the US, as measured by our sales of OmniCards, actual LADARVision(R) procedures and OmniCard shipments after February 23, 2000 for retreatments under our new retreatment program, increased 17% over the fourth quarter of 1999, paced by a 113% growth in LADARVision procedures. Procedure volume for the first quarter of 2000, similarly measured, increased 63% over the first quarter of 1999.

     On February 23, 2000, we reduced our per procedure licensing fee to $100 on the Apex Plus(TM)/Infinity(TM) system and $150 on the LADARVision(R) system. In connection with the price reduction, we introduced a new program for retreatments. This program provides that the new pricing will apply to retreatments if the original procedure was after February 23, 2000, and that free retreatments will continue to be provided for cases originally performed before that date. Our first quarter procedure volume, exclusive of OmniCard shipments after February 23, 2000 for retreatments under our new retreatment program, increased 12% over the fourth quarter of 1999 and 55% over the first quarter of 1999.

     Cost of Revenues: Cost of revenues as a percentage of revenues increased to 52% in the first quarter of 2000 from 45% in the first quarter of 1999. This increase was primarily attributable to the increase in the infrastructure of the customer service organization partially offset by the favorable impact from lower cost of revenues associated with license fee revenues. Cost of revenues in the first quarter of 2000 also includes the amortization of purchased technologies related to the Autonomous acquisition.

     Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 45% in the first quarter of 2000 and 35% in the first quarter of 1999. Selling, general and administrative expenses in the first quarter of 2000 were $9.3 million compared to $4.7 million in the first quarter of 1999, a 97% increase. The expenses in the first quarter of 2000 reflect the effects of the Autonomous acquisition, increased sales and marketing costs to grow laser vision correction procedure volume and increased legal fees. The effects of the Autonomous acquisition includes Autonomous' operations and amortization of goodwill and other intangible assets.

     Research, development and regulatory expenses in the first quarter of 2000 increased to $4.2 million from $2.1 million in the first quarter of 1999. The increased spending is primarily related to the development of our CustomCornea(TM) wavefront measurement device and engineering improvements on our LADARVision(R) and Infinity laser systems and SKBM microkeratome.

     On March 28, 2000, our Board of Directors voted to approve a restructuring to fully integrate our laser vision correction businesses. In the first quarter of 2000, we recorded a pretax restructuring charge of $3.0 million for involuntary employee severance payments for approximately 20 personnel. Of this $3.0 million, $2.7 million relates to severance payments and related benefits in selling, general and administrative departments. The annualized benefit of the restructuring is expected to be $3.0 million. In a separate matter, we also recorded a one-time charge of $8.1 million to terminate a strategic alliance agreement with Ciba Vision Group Management, Inc. ("Ciba") which was assumed as part of last year's acquisition of Autonomous. This payment will be made early in the third quarter. In addition to the charges, we have also identified approximately $5.0 million in expense reductions in our planned year 2000 spending.

     After weighing the impact of recent changes that have taken place in the laser vision correction industry, the Board of Directors decided to accelerate the integration of the Summit and Autonomous operations. This process had begun in January when we consolidated our sales operation into a single group. Also, many Autonomous manufacturing activities had already been transitioned to the our Cork, Ireland facility in 1999.

     Under the restructuring, we have been realigned into three operational groups: (1) the commercial organization encompassing sales, marketing, after sales support and clinical education; (2) the operations organization comprised of research and development, quality, regulatory, clinical affairs and operations; and (3) the administrative organization encompassing finance, human resources, information technology, corporate communications and investor relations.

     Other Income (Expense): Interest income was $1.0 million in the first quarter of 2000 and 1999. Interest expense was $84 thousand in the first quarter of 2000 compared to $106 thousand in the first quarter of 1999.

     Net Income (Loss): Excluding one-time charges related to the restructuring and the termination of the strategic alliance with Ciba, the loss from continuing operations for the first quarter of 2000 was $2.1 million, or $0.04 per diluted share compared to income from continuing operations of $1.8 million, or $0.06 per diluted share for the first quarter of 1999. Including these one-time charges, the loss from continuing operations for the first quarter of 2000 was $13.2 million, or $0.28 per diluted share. Income from discontinued operations was $.8 million, or $0.02 per diluted share in the first quarter of 2000 compared to $.6 million in the first quarter of 1999, or $0.02 per diluted share. The net loss for the first quarter of 2000 was $12.3 million, or $0.26 per diluted share compared to net income of $2.4 million, or $0.08 per diluted share, for the first quarter of 1999.

     Income Taxes: The benefit for income taxes in the first quarter of 2000 and 1999 was $.4 million and $.3 million, respectively. We have continued to provide a 100% valuation allowance against our net deferred tax asset as of March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity requirements have been met through external debt and equity financing. As of March 31, 2000, our cash and cash equivalent balances and short and long-term investments decreased to $96.1 million from $106.0 million as of December 31, 1999. Shares of LCA Vision Inc. common stock included in long-term investments as of March 31, 2000 and December 31, 1999 were valued at $33.6 million and $30.9 million, respectively. Working capital decreased to $86.5 million as of March 31, 2000 from $98.7 million as of December 31, 1999. In the first quarter of 2000, net cash used by operating activities was $11.7 million compared to net cash provided by operating activities of $2.2 million in the first quarter of 1999.

     In the first quarter of 2000, net cash provided by investing activities of $.6 million resulted from the sale of short-term investments partially offset by capital expenditures of $.8 million. In the first quarter of 1999, net cash provided by investing activities of $5.2 million resulted primarily from a net decrease in short and long-term investments of $6.7 million offset by capital expenditures of $1.0 million, deferred acquisition costs of $.4 million and issuance of a note for $.1 million.

     In the first quarter of 2000, net cash used by financing activities of $.1 million was primarily attributable to repayments of long-term debt and capital lease obligations of $.3 million offset by proceeds of $.2 million from option exercises. In the first quarter of 1999, net cash used by financing activities of $1.2 million was primarily attributable to repayments of long-term debt of $1.3 million. We are currently discussing with our existing and other institutions a new line of credit of approximately $20 million to $25 million.

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

     Our available-for-sale investment securities consist of debt securities, primarily corporate bonds and mortgage-backed securities, and 6.6 million shares of LCA Vision Inc. common stock. The fair value of these investment securities at March 31, 2000 was $38.0 million, which included $4.4 million of debt securities and $33.6 million of LCA Vision Inc. common stock with a corresponding accumulated unrealized gain of $15.8 million. Substantially all of the unrealized gain relates to the LCA Vision Inc. common stock, which is subject to much more market risk than our debt securities and which has been more volatile than most market indices. A 10 percent change in the quoted market price of one share of LCA Vision Inc. common stock as of March 31, 2000 would have a pre-tax impact of approximately $3.4 million on the fair value of our investment in LCA Vision Inc. common stock. This impact would be recognized net of tax in our statement of comprehensive income. At March 31, 2000, our debt securities consist of highly rated debt instruments. Our investment goal surrounding debt securities is to meet liquidity needs and to preserve the principal.

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

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

          a) See Note 6 to Notes to Condensed Consolidated Financial Statements above (Part I, Item 1 of this filing), for description of pending material litigation

          b) Material developments: In April, 2000, the Company settled the case of PILLAR POINT PARTNERS ET AL. V. JON G. DISHLER ET AL., MDL Docket No. 1202, Case No. 99-1363-PHX-PGR. Other parties to the settlement were Visx, Inc., Visx Partner, Inc., Summit Partner, Inc., Pillar Point Partners, Jon G. Dishler, DTC Eye Surgery Center, Inc., D.T.C. Eye Associates, P.C., Laser Institute of the Rockies, LLC and Telco The Excimer Laser Company PTY LTD. The settlement resolves all of the patent infringement and antitrust claims asserted in that action. The terms of the settlement are confidential.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits:

               27   Financial Data Schedule (For EDGAR Filing Purposes Only)

          b.)  Reports of Form 8-K:

               On March 29, 2000, the Company filed a report on Form 8-K related to the Company's adoption of a shareholder rights plan (the "Rights Plan"). The Rights Plan maintains the protections afforded the Company's stockholders under its former rights plan, adopted in March 1990, which expired pursuant to its terms on March 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SUMMIT TECHNOLOGY, INC.




Date: May 12, 2000                          By:  /s/ Robert J. Palmisano
                                                 ------------------------------
                                                 Robert J. Palmisano
                                                 Chief Executive Officer


Date: May 12, 2000                          By:  /s/ Robert J. Kelly
                                                 ------------------------------
                                                 Robert J. Kelly
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer