Form 10-Q
period 2000-06-30
SUMMIT AUTONOMOUS INC
filed 2000-08-21
CIK 813902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: JUNE 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission File Number: 0-16937

                             SUMMIT AUTONOMOUS INC.
             (Exact name of registrant as specified in its charter)

        Massachusetts                                  04-2897945
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

21 Hickory Drive, Waltham, Massachusetts                                02451
(Address of principal executive offices)                              (Zip Code)

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

On June 30, 2000, 47,102,411 shares of common stock, par value $0.01 per share were outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     SUMMIT AUTONOMOUS INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2000             1999
==================================================================================================================
ASSETS

Current assets:
      Cash and cash equivalents                                                        $  70,539        $  69,303
      Short-term investments                                                               2,744            5,730
      Receivables, net of allowances                                                      30,723           18,391
      Inventories                                                                         26,314           20,869
      Other current assets                                                                 2,832            3,204
-----------------------------------------------------------------------------------------------------------------
                Total current assets                                                     133,152          117,497

Long-term investments                                                                     16,093           30,948
Property and equipment, net                                                               21,706           19,122
Patents and other intangibles, net                                                         7,704            8,502
Purchased technologies, net                                                               25,914           26,851
Goodwill, net                                                                             52,280           53,859
Other assets                                                                               3,737            5,139
Deferred tax asset                                                                           859               --
Net assets of discontinued operations                                                         --              470
-----------------------------------------------------------------------------------------------------------------

                TOTAL ASSETS                                                           $ 261,445        $ 262,388
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                 $   4,217        $   6,353
      Accrued expenses                                                                    19,076            8,062
      Current maturities of long-term debt                                                 1,150            1,093
      Deferred revenue                                                                     3,567            3,291
-----------------------------------------------------------------------------------------------------------------
                Total current liabilities                                                 28,010           18,799
Deferred revenue - noncurrent                                                                999              677
Deferred tax liabilities - noncurrent                                                         --            4,786
Long-term debt, less current maturities                                                    2,095            1,958
-----------------------------------------------------------------------------------------------------------------
                Total liabilities                                                         31,104           26,220
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                 --               --

Stockholders' equity:
      Preferred stock, $.01 par value.  Authorized 5,000,000 shares; none issued              --               --
      Common stock, $.01 par value.  Authorized 100,000,000 shares;
           issued 47,102,411 shares in 2000 and 46,992,169 shares in 1999;
           Outstanding 46,937,748 shares in 2000 and 46,827,454 shares in 1999               471              470
      Additional paid-in capital                                                         272,046          271,414
      Accumulated deficit                                                                (40,494)         (43,244)
      Accumulated other comprehensive income (loss)                                         (874)           8,336
      Treasury stock, at cost, 164,715 shares
           in 2000 and 1999                                                                 (808)            (808)
-----------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                               230,341          236,168
-----------------------------------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 261,445        $ 262,388
=================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                     SUMMIT AUTONOMOUS INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             THREE MONTHS                     SIX MONTHS
                                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                                         2000            1999            2000            1999
 ==============================================================================================================================
       Revenues:
            Systems                                                    $ 10,800        $  4,394        $ 19,840        $  7,729
            License fees, service and other                               9,159          11,300          20,838          21,485
 ------------------------------------------------------------------------------------------------------------------------------
                      Total  revenues                                    19,959          15,694          40,678          29,214
 ------------------------------------------------------------------------------------------------------------------------------
       Cost of revenues:
            Systems                                                       5,877           3,595          11,412           6,895
            License fees, service and other                               9,428           4,068          14,608           6,785
            Inventory write-down                                          3,439           2,800           3,439           2,800
 ------------------------------------------------------------------------------------------------------------------------------
                      Total  cost of revenues                            18,744          10,463          29,459          16,480

 ------------------------------------------------------------------------------------------------------------------------------
       Gross profit                                                       1,215           5,231          11,219          12,734
       Operating expenses:
            Selling, general and administrative                          12,051           7,305          21,389          12,043
            Research, development and regulatory                          4,705           3,844           8,876           5,930
            Restructuring costs                                              --              --           2,992              --
            Acquired in-process research & development                       --          19,800              --          19,800
            Termination of strategic alliance                                --              --           8,103              --
 ------------------------------------------------------------------------------------------------------------------------------
                      Total operating expenses                           16,756          30,949          41,360          37,773
 ------------------------------------------------------------------------------------------------------------------------------

       Operating loss from continuing operations                        (15,541)        (25,718)        (30,141)        (25,039)

       Interest income                                                      908             554           1,926           1,592
       Interest expense                                                      18             (80)           (173)           (186)
       Other income (expense)                                                71             (83)             92            (181)
 ------------------------------------------------------------------------------------------------------------------------------
       Loss from continuing operations before benefit for income
       taxes                                                            (14,544)        (25,327)        (28,296)        (23,814)
       Provision for income taxes                                           258              92             328             157
-------------------------------------------------------------------------------------------------------------------------------
       Loss from continuing operations                                  (14,802)        (25,419)        (28,624)        (23,971)
       Income from discontinued operations                                1,101           1,484           2,541           2,422
       Gain on disposal of discontinued operations, net of taxes         28,833              --          28,833              --
 ==============================================================================================================================
       Net income (loss)                                               $ 15,132        $(23,935)       $  2,750        $(21,549)
 ==============================================================================================================================


       Basic and diluted earnings (loss) per share:

       Loss per share from continuing operations                       $  (0.31)       $  (0.65)       $  (0.61)       $  (0.68)
       Income per share from discontinued operations                       0.02            0.04            0.05            0.07
       Gain per share on disposal of discontinued operations               0.61              --            0.62              --
 ==============================================================================================================================
       Net income (loss) per share                                     $   0.32        $  (0.61)       $   0.06        $  (0.61)
 ==============================================================================================================================

       Weighted average number of common shares:
             Basic                                                       46,894          39,362          46,865          35,219
             Effect of dilutive securities outstanding                       --              --              --              --
 ------------------------------------------------------------------------------------------------------------------------------
             Diluted                                                     46,894          39,362          46,865          35,219

 ==============================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                     SUMMIT AUTONOMOUS INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                                 THREE MONTHS                     SIX MONTHS
                                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                                             2000            1999            2000            1999
===================================================================================================================
Net income (loss)                                          $ 15,132        $(23,935)       $  2,750        $(21,549)

Net unrealized (loss) gain on investment, net of tax       $(10,872)       $(20,100)       $ (9,209)       $ 38,744
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                $  4,260        $ (3,835)       $ (6,459)       $ 17,195
===================================================================================================================




See accompanying notes to unaudited condensed consolidated financial statements.

                     SUMMIT AUTONOMOUS INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                          2000            1999
                                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                $  2,750        $(21,549)
       Income from discontinued operations                                (2,541)         (1,502)
                                                                        --------        --------
       Loss from continuing operations                                       209         (23,051)
       Acquired in-process research and development                           --          19,800
       Inventory write-down                                                3,439           2,800
       Other non-cash items                                                   --              24
       Adjustments to reconcile net loss to
          Net cash provided (used) by operating activities:
           Depreciation and amortization                                   6,795           3,366
           Provision for losses on accounts receivables                      500              13
           Changes in operating assets and liabilities:
                Receivables                                              (12,832)         (3,594)
                Inventories                                               (8,884)         (1,387)
                Prepaid and other assets                                   1,774          (1,063)
                Accounts payable                                          (2,136)          3,905
                Accrued expenses                                         (11,014)         (2,305)
                Deferred revenue                                            (598)           (106)
                  Change in net assets of discontinued operations             --           1,714
                                                                        --------        --------
Net cash provided by (used for) operating activities                     (22,747)            116
                                                                        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments                                    --            (754)
       Purchases of long-term investments                                     --          (1,797)
       Maturities of short-term investments                                   --           3,781
       Maturities of long-term investments                                    --           5,669
       Sales of short-term investments                                     2,986          14,720
       Sales of long-term investments                                         --          11,616
       Additions to property and equipment                                (8,191)         (3,088)
       Purchase of patents and other intangibles                              --            (375)
       Cost of acquisition, net                                               --         (46,344)
       Notes receivable and other                                             --            (299)
                                                                        --------        --------
Net cash used for  investing activities                                   (5,205)        (16,871)
                                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of disposition disc. Operations, net            28,361              --
       Repayments of long-term debt                                          194          (3,750)
       Payments of capital lease obligations                                  --            (102)
       Proceeds from exercise of stock options                               633           1,138
                                                                        --------        --------
Net cash provided by (used for) financing activities                      29,188          (2,714)
                                                                        --------        --------

Increase (decrease) in cash and cash equivalents                           1,236         (19,469)
Cash and cash equivalents, beginning of year                              69,303          31,314
                                                                        --------        --------
Cash and cash equivalents, end of period                                $ 70,539        $ 11,845
                                                                        ========        ========

Supplemental cash flow information:
Interest paid                                                           $    173        $    187
Income taxes paid                                                             21              49




See accompanying notes to unaudited condensed consolidated financial statements.

SUMMIT AUTONOMOUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   NATURE OF BUSINESS

         The operations of Summit Autonomous Inc. and subsidiaries (the "Company" or "Summit"), formerly known as Summit Technology, Inc., presently consist of one operating segment: laser vision correction which includes manufacturing, selling and servicing laser systems and related products to correct vision disorders and collecting per procedure license fees from users of its systems. On April 29, 1999, the Company completed its acquisition of Autonomous Technologies Corporation ("Autonomous"). Results of operations include the effects of operations of Autonomous from the date of the acquisition.

         In May 2000 the Company committed to a formal plan to sell its mail order contact lens business operated by its wholly-owned subsidiary, Lens Express, Inc. ("Lens"). Accordingly, the results of operations for this business were classified as discontinued operations. On June 16, 2000, the Company sold Lens Express to Strategic Optical ("SAH") for $31 million cash, plus an ownership interest in SAH of approximately 10%.

         On May 26, 2000, the Company entered into a definitive agreement under which Alcon Holdings Inc. ("Alcon") will acquire the Company for $19.00 per share in cash. Pursuant to the agreement Alcon began a tender offer for all the outstanding shares of the Company on June 5, 2000. On June 30, 2000, the tender offer expired. On July 3, 2000 Alcon accepted for payment all the Shares that were validly tendered and not withdrawn pursuant to the tender offer. As of July 7, 2000, a total of 41,944,555 shares, representing approximately 88.9% of the outstanding shares, had been validly tendered and not withdrawn.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, these unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods. The Company has been advised by Deloitte & Touche LLP ("Deloitte") that, due to the acquisition of a controlling interest in the Company by Alcon Acquisition Corp. (a wholly owned subsidiary of Alcon Holdings Inc., an indirect wholly owned subsidiary of Nestle S.A.) on July 7, 2000, Deloitte may not be independent with respect to the Company. Accordingly, Deloitte has advised the Company that, at this time, it is unable to complete a review of the Company's unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2000 included in this Quarterly Report on Form 10-Q.

         The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.   INVENTORIES

         Inventories consist of the following:

                                                   June 30,      December 31,
                                                      2000              1999
          ------------------------------------------------------------------
          Raw materials and subassemblies         $ 13,783           $11,444
          Work in process                            6,090             5,666
          Finished goods                             6,441             3,759
          ------------------------------------------------------------------
                     Total                        $ 26,314           $20,869
          ==================================================================



4.   RESTRUCTURING AND TERMINATION OF STRATEGIC ALLIANCE

         On March 28, 2000, the Company's Board of Directors voted to approve a restructuring of the Company to fully integrate its laser vision correction businesses. In the first quarter of 2000, the Company recorded a pretax restructuring charge of $2,992 for involuntary employee severance payments for approximately 20 personnel. In a separate matter, the Company also recorded a one-time charge of $8,103 to terminate a strategic alliance agreement with Ciba Vision Group Management, Inc. which was assumed as part of the acquisition of Autonomous. During the second quarter, approximately $.4 million of payments were made to terminated employees and the remaining portion of these payments is expected to be finalized by the end of 2000. The payment to Ciba Vision was made during the second quarter of 2000.

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

       In May 1999, Linda Brisson, an individual who allegedly has had laser vision correction surgery performed, commenced an action in Minnesota state court against the Company, Summit Partner, VISX, VISX Partner and Pillar Point Partners. The case purports to be a class action on behalf of all Minnesota purchasers of refractive laser surgery procedures. The complaint alleges, among other things, price-fixing in violation of Minnesota antitrust law. The complaint seeks, among other things, compensatory damages alleged to be at least in the millions of dollars, trebling of those damages, attorneys' fees and costs, and injunctive and other relief. The court has granted defendants' motion to stay this action pending resolution of In re PRK/LASIK Consumer Litigation, discussed above.

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

Shareholder Litigation

       Between August 1996 and February 1997 various shareholder actions were commenced against the Company and certain of its present or former officers in the U.S. District Court for the District of Massachusetts claiming, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of public statements made by defendants and violations of
Section 20A of the Securities Exchange Act of 1934 arising out of alleged insider trading by certain defendants. The actions were consolidated, by order of the Court entered December 2, 1996, as In re Summit Technology Securities Litigation. By order dated August 11, 1998, the Court certified the action as a class action on behalf of all purchasers of Summit common stock, other than defendants and certain affiliated persons and entities, between March 31, 1995 and July 3, 1996. Plaintiffs seek unspecified damages, interest, costs and expenses, attorneys' fees and extraordinary and/or injunctive relief. Discovery was completed in February 2000. Defendants have filed motions for summary judgment on certain claims.

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

         On May 26, 2000, the Company entered into a definitive agreement under which Alcon Holdings Inc. ("Alcon") will acquire the Company for $19.00 per share in cash. Pursuant to the agreement Alcon began a tender offer for all the outstanding shares of the Company on June 5, 2000. On June 30, 2000, the tender offer expired. On July 3, 2000 Alcon accepted for payment all the Shares that were validly tendered and not withdrawn pursuant to the tender offer. As of July 7, 2000, a total of 41,944,555 shares, representing approximately 88.9% of the outstanding shares, had been validly tendered and not withdrawn.

         In May 2000 the Company committed to a formal plan to sell its mail order contact lens business operated by its wholly-owned subsidiary, Lens Express, Inc. ("Lens"). Accordingly, the results of operations for this business were classified as discontinued operations. On June 16, 2000, the Company sold Lens Express to Strategic Optical ("SAH") for $31 million cash, plus an ownership interest in SAH of approximately 10%.

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

SECOND QUARTER RESULTS OF OPERATIONS

         Revenues: Revenues for the three months ended June 30, 2000 increased 27.4% to $20.0 million from $ 15.7 million for the three months ended June 30, 1999. Revenues from system sales increased 145.8% in the second quarter of 2000 compared to the same period a year ago. We placed 41 laser systems in the second quarter of 2000 compared to 25 laser systems in the second quarter of 1999. Revenues from license fees, service and other decreased 18.9% in the second quarter of 2000 compared to the second quarter of 1999.

         On February 23, 2000, we reduced our per procedure licensing fee to $100 on the Apex Plus(TM)/Infinity(TM) system and $150 on the LADARVision(R) system. In connection with the price reduction, we introduced a new program for retreatments. This program provides that the new pricing will apply to retreatments if the original procedure was after February 23, 2000, and that free retreatments will continue to be provided for cases originally performed before that date. Our second quarter procedure volume, exclusive of OmniCard shipments after February 23, 2000 for retreatments under our new retreatment program, increased 9% over the first quarter of 2000 and 49% over the second quarter of 1999.

         Cost of Revenues: Cost of revenues as a percentage of revenues increased to 93.9% in the second quarter of 2000 from 66.7% in the second quarter of 1999. This increase was primarily attributable to the increase in the infrastruture of the customer service organization partially offset by the favorable impact from lower cost of revenues associated with license fee revenues. Cost of revenues in the second quarter of 2000 include a $1.5 million reserve for the upgrade of installed LADARVision(R) system to the new LADARVision(R) 4000 system and a $3.4 million write-down against the Company's Apex Plus(TM) and Infinity(TM) system inventory to its net realizable value due to a reduction in future requirements

         Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 60.4% in the second quarter of 2000 and 46.5% in the second quarter of 1999. Selling, general and administrative expenses in the second quarter of 2000 were $12.1 million compared to $7.3 million in the second quarter of 1999, a 65.0% increase. The expenses in the second quarter of 2000 reflect the effects of the Autonomous acquisition, increased sales and marketing costs to grow laser vision correction procedure volume and increased legal fees. The effects of the Autonomous acquisition includes Autonomous' operations and amortization of goodwill and other intangible assets.

         Research, development and regulatory expenses in the second quarter of 2000 increased to $4.7 million from $3.8 million in the second quarter of 1999. The increased spending is primarily related to the development of our CustomCornea(TM) wavefront measurement device and engineering improvements on our LADARVision(R) and Infinity laser systems and SKBM microkeratome.

         Other Income (Expense): Interest income was $.9 million in the second quarter of 2000 and $.6 million in the second quarter of 1999. Interest expense was $18 thousand in the second quarter of 2000 compared to interest income of $80 thousand in the second quarter of 1999.

         Net Income (Loss): The loss from continuing operations for the second quarter of 2000 was $14.8 million, or $0.31 per diluted share compared to a loss from continuing operations of $25.4 million, or $0.65 per diluted share for second quarter of 1999. Income from discontinued operations was $1.1 million, or $0.02 per diluted share in the second quarter of 2000 compared to $1.5 million in the second quarter of 1999, or $0.04 per diluted share. The net income for the second quarter of 2000 was $15.1 million, or $0.32 per diluted share compared to net loss of $23.9 million, or $0.61 per diluted share, for the second quarter of 1999.

         Income Taxes: The provision for income taxes in the second quarter of 2000 was $.3 million and $92 thousand for the second quarter of 1999. We have continued to provide a 100% valuation allowance against our net deferred tax asset as of June 30, 2000.

FIRST HALF RESULTS OF OPERATIONS

         Revenues: Revenues for the six months ended June 30, 2000 increased 39.2% to $40.7 million from $ 29.2 million for the six months ended June 30, 1999. Revenues from system sales increased 156.7% in the first half of 2000 compared to the same period a year ago. Revenues from license fees, service and other decreased 3.0% in the second quarter of 2000 compared to the second quarter of 1999.

         Cost of Revenues: Cost of revenues as a percentage of revenues increased to 72.4% in the second half of 2000 from 56.4% in the second half of 1999. This increase was primarily attributable to the increase in the infrastruture of the customer service organization partially offset by the favorable impact from lower cost of revenues associated with license fee revenues. Cost of revenues in the second half of 2000 includes a $1.5 million reserve for the upgrade of installed LADARVision(R) system to the new LADARVision(R) 4000 system and a $3.4 million write-down against the Company's Apex Plus(TM) and Infinity(TM) system inventory to its net realizable value due to a reduction in future requirements.

         Operating Expenses: Selling, general and administrative expenses as a percentage of revenues were 52.3% in the second half of 2000 and 41.2% in the second half of 1999. Selling, general and administrative expenses in the first half of 2000 were $21.4 million compared to $12.0 million in the first half of 1999, a 78.3% increase. The expenses in the first half of 2000 reflect the effects of the Autonomous acquisition, increased sales and marketing costs to grow laser vision correction procedure volume and increased legal fees.

         Research, development and regulatory expenses in the first half of 2000 increased to $8.9 million from $5.9 million in the first half of 1999. The increased spending is primarily related to the development of our CustomCornea(TM) wavefront measurement device and engineering improvements on our LADARVision(R) and Infinity laser systems and SKBM microkeratome.

         On March 28, 2000, our Board of Directors voted to approve a restructuring to fully integrate our laser vision correction businesses. In the first quarter of 2000, we recorded a pretax restructuring charge of $3.0 million for involuntary employee severance payments for approximately 20 personnel. Of this $3.0 million, $2.7 million relates to severance payments and related benefits in selling, general and administrative departments. The annualized benefit of the restructuring is expected to be $3.0 million. In a separate matter, we also recorded a one-time charge of $8.1 million to terminate a strategic alliance agreement with Ciba Vision Group Management, Inc. ("Ciba") which was assumed as part of last year's acquisition of Autonomous. The payment was made late in the second quarter of 2000.

         After weighing the impact of recent changes that have taken place in the laser vision correction industry, the Board of Directors decided to accelerate the integration of the Summit and Autonomous operations. This process began in January when we consolidated our sales operation into our facility in Cork, Ireland in 1999.

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

         Other Income (Expense): Interest income was $1.9 million in the first half of 2000 and $1.6 million in the first half of 1999. Interest income was $173 thousand in the first half of 2000 compared to $186 thousand in the first half of 1999.

         Net Income (Loss): Excluding one-time charges related to the restructuring, the termination of the strategic alliance with Ciba, the inventory write-down and the acquired in-process research & development, the loss from continuing operations for the first half of 2000 was $13.8 million, or $0.29 per diluted share compared to loss from continuing operations of $1.4 million, or $0.04 per diluted share for the first half of 1999. Including these one-time charges, the loss from continuing operations for the first half of 2000 was $28.6 million, or $0.61 per diluted share compared to $24.0 million or $.68 per diluted share in the first half of 1999. Income from discontinued operations was $2.5 million, or $0.05 per diluted share in the first half of 2000 compared to $2.4 million in the first half of 1999, or $0.07 per diluted share. The net income for the first half of 2000 was $2.8 million, or $0.06 per diluted share compared to net loss of $21.5 million, or $0.61 per diluted share, for the first half of 1999.

         Income Taxes: The provision for income taxes in the first half of 2000 was $.3 million versus $.2 million in the first half of 1999. We have continued to provide a 100% valuation allowance against our net deferred tax asset as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity requirements have been met through external debt and equity financing. As of June 30, 2000, our cash and cash equivalent balances and short and long-term investments decreased to $89.3 million from $106.0 million as of December 31, 1999. Shares of LCA Vision Inc. common stock included in long-term investments as of June 30, 2000 and December 31, 1999 were valued at $16.1 million and $30.9 million, respectively. Working capital increased to $105.1 million as of June 30, 2000 from $98.7 million as of December 31, 1999. In the first half of 2000, net cash used by operating activities was $22.7 million compared to net cash provided by operating activities of $116 thousand in the first half of 1999.

         In the first half of 2000, net cash used by investing activities of $5.2 million resulted from the sale of short-term investments partially offset by capital expenditures of $8.1 million. In the first half of 1999, net cash provided by investing activities of $16.9 million resulted primarily from a net decrease in short and long-term investments of $26.3 million offset by capital expenditures of $3.1 million and deferred acquisition costs of $46.3 million.

         In the first half of 2000, net cash provided by financing activities of $29.1 million was attributable to the gain recognized on Lens Express and proceeds of $.6 million from option exercises. In the first half of 1999, net cash used by financing activities of $2.7 million was primarily attributable to repayments of long-term debt of $3.8 million offset by proceeds of $1.1 million in stock option exercises. We are currently discussing with our existing and other institutions a new line of credit of approximately $20 million to $25 million.

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

         Our available-for-sale investment securities consist of debt securities, primarily corporate bonds and mortgage-backed securities, and 6.6 million shares of LCA Vision Inc. common stock. The fair value of these investment securities at June 30, 2000 was $16.1 million, which includes LCA Vision Inc. common stock with a corresponding accumulated unrealized loss of $1.7 million. Substantially all of the unrealized gain relates to the LCA Vision Inc. common stock, which is subject to much more market risk than our debt securities and which has been more volatile than most market indices. A 10 percent change in the quoted market price of one share of LCA Vision Inc. common stock as of March 31, 2000 would have a pre-tax impact of approximately $3.4 million on the fair value of our investment in LCA Vision Inc. common stock. This impact would be recognized net of tax in our statement of comprehensive income. At June 30, 2000, our debt securities consist of highly rated debt instruments. Our investment goal surrounding debt securities is to meet liquidity needs and to preserve the principal.

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


NEW ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. We have not completed our assessment of the consolidated financial statement impact of this bulletin. This bulletin is effective beginning the fourth quarter of fiscal 2000.

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

Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               a) The following matters were submitted to a vote of the shareholders at the Company's annual meeting held on May 19, 2000:

                           PROPOSAL 1: The shareholders re-elected Dr. C. Glen Bradley and Richard F. Miller to the Board of Directors, each for a three-year term with the following votes:

                                                              For                           Withhold Authority
                                                              ---                           ------------------
                           Dr. C. Glen Bradley                40,488,493                         2,227,937
                           Richard F. Miller                  40,411,807                         2,304,623

                           PROPOSAL 2: The shareholders approved the proposal to reserve an additional two million shares of common stock for issuance under the Company's common stock for issuance under the Company's 1997 Stock Option Plan.

                           PROPOSAL 3: The shareholders approved the proposal to change the name of the Company to Summit Autonomous Inc.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          a.)  Exhibits:

               27   Financial Data Schedule (For EDGAR Filing Purposes Only)

          b.)  Reports of Form 8-K:

                  On May 30, 2000, the Company filed a report on Form 8-K related to the Board of Directors of Summit Autonomous Inc. who adopted an amendment to the Company's Rights Agreement between the Company and Fleet National Bank. On March 28, 2000 the Board of Directors of Summit Autonomous Inc. had declared a dividend of one right to purchase one one-thousandth (1/1000th) of a share of Series A preferred stock, par value $.01 per share, of the Company for each outstanding share of common stock, $.01 par value per share, of the Company. The dividend was made March 29, 2000 to shareholders of record at the close of business on such date.


                  On May 30, 2000 the Company filed a report on Form 8-K related to Summit Autonomous Inc., Alcon Holdings Inc. and Alcon Acquisition Corp.,a wholly-owned subsidiary of the Alcon Holdings, entered into an Agreement and Plan of Merger. In connection with the Agreement, Acquisition Holdings commenced a tender offer to purchase any and all outstanding shares of common stock, $0.01 par value per share of the Summit Autonomous, at a price of $19.00 per share, net to the seller in cash, without interest thereon, and upon such terms and conditions as will be set forth in an Offer to Purchase and related Letter of Transmittal.

                  On June 30, 2000 the Company filed a report on Form 8-K related to Summit Autonomous Inc. who entered into a previously announced Asset Purchase Agreement by and between the Summit Autonomous, Lens Express, Inc., and Strategic Optical Holdings, Inc. for the sale of substantially all of the assets of the Seller to the Buyer (the "Agreement"). On June 16, 2000, the Company completed the transaction and sold substantially all of the assets of Lens Express, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SUMMIT AUTONOMOUS INC.




Date: August 21, 2000                   By: /s/ Robert J. Palmisano
                                                -----------------------------
                                                Robert J. Palmisano
                                                Chief Executive Officer


Date: August 21, 2000                   By: /s/ Bernard Patriacca
                                                -----------------------------
                                                Bernard Patriacca
                                                Vice President and Controller